Form 10-K
period 2023-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2023-09-05
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023             or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2022, was $87.5 million. As of August 31, 2023, there were 7,007,780 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the fiscal 2023 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“FRB”). At June 30, 2023, the Corporation had consolidated total assets of $1.33 billion, total deposits of $950.6 million and stockholders’ equity of $129.7 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank. As used in this report, the terms “we,” “our,” “us,” and the “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. When we refer to the “Provident” in this report, we are referring to Provident Financial Holdings, Inc.  When we refer to the “Bank” or “Provident Savings Bank” in this report, we are referring to Provident Savings Bank, F.S.B., a wholly owned subsidiary of Provident.

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

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, and through its subsidiary, Provident Financial Corp (“PFC”). The business activities of the Bank consist of community banking, investment services and trustee services for real estate transactions.

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full-service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans. Through its subsidiary, PFC, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment. For additional information, see “Subsidiary Activities” in this Form 10-K. The activities of PFC are included in the Bank's operating segment results. The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community. The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties. The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006. The Bank contributed $40,000 to the Foundation in both fiscal 2023 and 2022.

Subsequent Event

On July 27, 2023, the Corporation announced that the Provident Board of Directors declared a cash dividend of $0.14 per share. Shareholders of Provident common stock at the close of business on August 17, 2023 were entitled to receive the cash dividend, payable on September 7, 2023.

Market Area

The Bank is headquartered in Riverside, California and operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits. As of June 30, 2023, the Bank was the largest independent community bank headquartered in Riverside County and had the tenth largest deposit market share of all banks and the second largest of community banks in Riverside County.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.” According to the 2020 Census Bureau population statistics, Riverside and San Bernardino Counties have the fourth and fifth largest populations in California, respectively. The Bank’s market area consists primarily of suburban and urban communities. Riverside and Western San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area. According to the United States of America (“U.S.”) Department of Labor, Bureau of Labor Statistics, the unemployment rate in June 2023 for the Inland Empire was 4.4% and in the State of California was 4.6%, compared to 3.6% nationwide. The unemployment data reported in June 2022 was 4.0% in the Inland Empire, 4.2% in the State of California and 3.6% nationwide.

The Covid-19 Pandemic of 2020 saw our economy take one of its biggest negative shocks in its modern history. Social distancing made it nearly impossible to go to work, resulting in a significant decline in the labor force. Since then, work practices have slowly shifted to recover the loss. In Southern California, we have seen the labor force steadily increase in the Inland Empire, Orange County, and Los Angeles County. However, while the numbers have not reached pre-pandemic levels in Orange and Los Angeles Counties, they have recovered and are above pre-pandemic levels in the Inland Empire. There is hardly any other region in California that has added more jobs than Riverside County and San Bernardino County. We have outperformed all other regions in Southern California; and, in addition, Silicon Valley and San Francisco. From its peak in May 2020, the unemployment rate has decreased by 11.2%. The booming labor market is reflected in the relatively low unemployment rate for the region. Housing plays an important role in the Inland Empire economy. The low interest rate environment that prevailed for most of the last 20 years favored home buyers and builders alike. But interest rates have increased to their highest level in two decades as the Fed has fought to bring inflation down. This has had a chilling effect on home prices and home sales while creating new uncertainty for builders. The median price peaked in San Bernardino County at $495,000 in April 2022, while Riverside County saw a peak at $650,000 in May. The San Bernardino County median has since slid by nearly $30,000 compared to $55,000 for the Riverside County median. Home sales reached their high point in March 2022, but declined throughout the year and into 2023 as a result of higher mortgage rates. Home sales in February 2023 were 35% lower than a year ago in Riverside County and fell 42% in San Bernardino County. The ultra-low rates that were characteristic of the last few years will not be returning soon. With high rates and limited supply, the housing market faces a difficult year ahead. To simply rattle down further performance statistics for the Inland Empire at this point would be unproductive, meaning that in this section we want to go beyond what a recession would mean to the Inland Empire. Briefly, a national recession would cut back on the U.S. appetite for imports and thereby reduce container shipments with serious negative effects on the region’s logistics sector. To make matters worse, employment in the Greater Los Angeles area would also decrease, thereby affecting commuters from the Inland Empire directly. Since unemployment is measured by residency, we would observe increases in the Inland Empire unemployment rate first (think of a lake freezing from the periphery). Reduced spending by higher income commuters has secondary effects on the local economy, thereby lowering output and income of local firms and resulting in a further reduction of logistics employment as a result of fewer retail shipments. (Source: excerpts from the Lowe Institute of Political Economy - The State of the Region the Inland Empire 2023 – March 30, 2023).

California home sales in June 2023 were 277,490 units, down 4.1 percent from 289,460 homes in May 2023 and down 19.7 percent from a year ago, when a revised 345,760 homes were sold on an annualized basis. Sales of existing single-family homes in California remained below 300,000 units for the ninth consecutive month. The yearly drop was the smallest since May 2022 and marked the first time in a year that sales dropped by less than 20 percent from a year ago. However, the smaller decline was due primarily to weaker sales last June, when sales dropped below 350,000 for the first time in two years. California’s median home price exceeded $800,000 in June for the third straight month, up 0.3 percent from May’s $836,110 to $838,260 in June. The statewide median price continued to rise and reached the highest level in ten months. Tight housing supply and more high-end homes being sold relative to prior months continued to put upward pressure on prices. Despite the improvement from early 2023, the median home price in California dipped 2.4% on a year-over-year basis for the eighth consecutive month from $858,800 in June 2022. The downward movement in home prices appears to be stabilizing, but more dips in the median price are expected in the coming months as rates will likely remain elevated for most, if not the entire third quarter, of 2023. (Source: excerpts from California Association of Realtors – July 19, 2023 News Release).

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

Lending Activities

General. The lending activity of the Bank is comprised of the origination of single-family, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment. Additional lending activities have historically included originating saleable single-family loans, primarily fixed-rate first trust deed mortgages. The Bank’s net loans held for investment were $1.08 billion at June 30, 2023, representing 81% of consolidated total assets. This compares to $940.0 million, or 79% of consolidated total assets, at June 30, 2022.

At June 30, 2023, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $19.8 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2023, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. The Bank’s five largest lending relationships at June 30, 2023 consisted of: four multi-family loans totaling $5.1 million to one group of borrowers; eight single-family loans totaling $4.5 million to one group of borrowers; two multi-family loans totaling $4.3 million to one group of borrowers; three multi-family loans totaling $4.2 million to one group of borrowers; and one multi-family loan totaling $4.2 million to one group of borrowers. The real estate collateral for these loans are primarily located in Southern and Northern California. At June 30, 2023, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis. The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2023		2022
(Dollars In Thousands)	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$518,821	48.30%	$378,234	40.33%
Multi-family	461,113	42.93	464,676	49.54
Commercial real estate	90,558	8.43	90,429	9.64
Construction	1,936	0.18	3,216	0.34
Other	106	0.01	123	0.01
Total mortgage loans	1,072,534	99.85	936,678	99.86

Commercial business loans	1,565	0.14	1,206	0.13
Consumer loans	65	0.01	86	0.01
Total loans held for investment, gross	1,074,164	100.00%	937,970	100.00%

Advance payments of escrows	148		47
Deferred loan costs, net	9,263		7,539
Allowance for loan losses	(5,946)		(5,564)
Total loans held for investment, net	$1,077,629		$939,992

Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2023 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

		After	After
		One Year	5 Years
	Within	Through	Through	Beyond
(In Thousands)	One Year	5 Years	15 Years	15 Years	Total

Mortgage loans:
Single-family	$72	$359	$30,074	$488,316	$518,821
Multi-family	—	1,078	24,657	435,378	461,113
Commercial real estate	2,377	23,400	57,724	7,057	90,558
Construction	1,706	—	—	230	1,936
Other	106	—	—	—	106
Commercial business loans	1,394	171	—	—	1,565
Consumer loans	65	—	—	—	65
Total loans held for investment, gross	$5,720	$25,008	$112,455	$930,981	$1,074,164

The following table sets forth the dollar amount of all loans held for investment due after one year from June 30, 2023 which have fixed and floating or adjustable interest rates:

			Floating or
			Adjustable
(Dollars In Thousands)	Fixed-Rate	% (1)	Rate	% (1)

Mortgage loans:
Single-family	$111,893	22%	$406,856	78%
Multi-family	129	—%	460,984	100%
Commercial real estate	1,282	1%	86,899	99%
Construction	—	—%	230	100%
Commercial business loans	—	—%	171	100%
Total loans held for investment, gross	$113,304	11%	$955,140	89%

(1)	As a percentage of each category.

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

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2023 and 2022, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2023:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$149,569	29%	$174,421	34%	$194,570	37%	$261	—%	$518,821	100%
Multi-family	61,672	13%	272,178	59%	127,263	28%	—	—%	461,113	100%
Commercial real estate	16,586	18%	49,183	54%	24,789	28%	—	—%	90,558	100%
Construction	590	30%	1,116	58%	230	12%	—	—%	1,936	100%
Other	—	—%	106	100%	—	—%	—	—%	106	100%
Total	$228,417	21%	$497,004	47%	$346,852	32%	$261	—%	$1,072,534	100%

(1)	Other than the Inland Empire.

As of June 30, 2022:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$126,638	33%	$112,549	30%	$138,767	37%	$280	—%	$378,234	100%
Multi-family	63,764	14%	275,642	59%	124,993	27%	277	—%	464,676	100%
Commercial real estate	20,450	23%	41,127	45%	28,852	32%	—	—%	90,429	100%
Construction	3,157	98%	59	2%	—	—%	—	—%	3,216	100%
Other	—	—%	123	100%	—	—%	—	—%	123	100%
Total	$214,009	23%	$429,500	46%	$292,612	31%	$557	—%	$936,678	100%

(1)	Other than the Inland Empire.

Single-Family Mortgage Loans. One of the Bank’s primary lending activity is the origination and purchase of adjustable and fixed rate mortgage loans to be held for investment secured by first trust deed mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank’s branches are located and surrounding areas in Southern and Northern California. During fiscal 2023, the Bank originated $165.9 million of  single-family loans to be held for investment, all of which were underwritten in accordance with the Bank’s origination guidelines, and did not purchase any single-family loans. This compares to single-family loan originations of $191.7 million and purchases of $6.4 million during fiscal 2022. At June 30, 2023, total single-family loans held for investment increased 37% to $518.8 million, or 48% of the total loans held for investment, from $378.2 million, or 40% of the total loans held for investment, at June 30, 2022. The increase in the single-family loans in fiscal 2023 was primarily attributable to new loans originated for investment that exceeded loan principal payments. During fiscal 2023, the Bank had net recoveries of $8,000 in non-performing single-family loans, as compared to net recoveries of $439,000 during fiscal 2022. At June 30, 2023 and 2022, total non-performing single-family loans were $1.3 million and $1.4 million, respectively, net of allowances and charge-offs, and there were no loans past due 30 to 89 days at both dates.

The Bank has underwriting standards that generally conform with the standards of the government sponsored entities (“GSE”) which include Fannie Mae and Freddie Mac. Mortgage insurance is usually required for all loans exceeding 80% loan-to-value (“LTV”) based on the lower of the purchase price or appraised value at the time of loan origination. The Bank is not currently offering loans with LTV ratios greater than 90%. The ratio is derived by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral. Currently, the maximum LTV ratio is 90% for purchase and rate and term refinances and 75% for cash-out refinances. The maximum loan amount offered on single-family homes is $1.5 million. The lowest FICO score currently offered for a purchase or no cash-out refinance transaction is 700, while the lowest FICO score for a cash-out refinance transaction is 720. A limited cash-out refinance transaction limits cash back to the borrower to the lesser of 2% of the new loan amount or $2,000.The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score indicates a greater degree of creditworthiness. Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower. The Bank currently lends on residential properties classified as single-family units, planned unit developments and condominiums. Underwriting standards and guidelines may change at any time given changes in real estate market conditions or changes to GSE policies and guidelines. For additional protection, the Bank purchases lender-paid mortgage insurance for certain single-family mortgage loans. As of June 30, 2023, a total of approximately $136.5 million of single-family mortgage loans with a 79% weighted average LTV at the time of origination have lender-paid mortgage insurance providing a weighted average coverage ratio of approximately 12% of the original loan amount.

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

As of June 30, 2023, these non-traditional loans totaled $20.6 million, comprising 4% of total single-family residential loans held for investment and 2% of total loans held for investment. At that date, stated income loans totaled $15.5 million, more than 30-year amortization loans totaled $6.4 million, low FICO score loans totaled $2.2 million, and negative amortization loans totaled $429,000 (the outstanding balances described may overlap more than one category).

The Bank currently offers fixed rate loan products in Riverside and San Bernardino counties and adjustable rate mortgage (“ARM”) loans throughout California. Substantially all of the loans originated by the Bank meet GSE underwriting standards based on credit and collateral. The Bank offers several ARM products which adjust semi-annually after an initial fixed period ranging from five to ten years subject to a limitation on semi-annual and lifetime changes. Currently, the ARM programs have a rate consisting of an Index tied to the Secured Overnight Financing Rate (“SOFR”), plus a margin. The programs are limited to a maximum semi-annual increase or decrease of one percentage point with a maximum lifetime increase of five percentage points and the rate may not fall below the margin. The portfolio currently consists of the following indices, plus a margin of between 2.00% and 3.25%, which are used to calculate the periodic interest rate changes: the London Interbank Offered Rate (“LIBOR”) that will be transitioned to another similar index starting July 1, 2023, SOFR, the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”). Loans based on the LIBOR and SOFR indices constitute a majority of the Bank’s loans held for investment. The majority of the ARM loans held for investment have five, seven, or 10-year fixed periods prior to the first adjustment and provide for fully amortizing loan payments throughout the term of the loan. Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period or if rates should rise beyond the periodic or lifetime caps.

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

A decline in real estate values subsequent to the time of origination of real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs. Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors. These factors include fluctuations in interest rates and the availability of loans to potential purchasers, housing supply and demand, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires, droughts and other natural disasters particular to California where substantially all of our real estate collateral is located. If real estate values decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced. The Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely that the Bank could suffer losses on defaulted loans.

Multi-Family and Commercial Real Estate Loans. At June 30, 2023, multi-family loans were $461.1 million and commercial real estate loans were $90.6 million, or 43% and 8%, respectively, of loans held for investment. This compares to multi-family loans of $464.7 million and commercial real estate loans of $90.4 million, or 50% and 10%, respectively, of loans held for investment at June 30, 2022. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has emphasized the origination and purchase of multi-family and commercial real estate loans. During fiscal 2023 the Bank originated $69.3 million and did not purchase any multi-family or commercial real estate loans. This compares to multi-family and commercial real estate loan originations of $105.9 million and no loan purchases during fiscal 2022. At June 30, 2023, the average outstanding multi-family per loan balance was approximately $734,000 and the average outstanding commercial real estate per loan balance was approximately $761,000.

Multi-family loans originated by the Bank are predominately adjustable rate loans, including hybrid ARM loans, with a term to maturity of 10 to 30 years and a 25 to 30-year amortization schedule. Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including hybrid ARM loans, with a term to maturity of 10 to 30 years and a 25 to 30-year amortization schedule. Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to periodic interest rate caps and life-of-loan interest rate caps. At June 30, 2023, $443.8 million, or 96%, of the Bank’s multi-family loans were secured by five to 36-unit projects. The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial buildings, warehouses and small retail centers. Properties securing multi-family and commercial real estate loans are primarily located in Alameda, Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco and Santa Clara counties. The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $6.0 million. At June 30, 2023, the Bank had 61 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $134.5 million. The Bank obtains appraisals on all properties that secure multi-family and commercial real estate loans. Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and the income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. During both fiscal 2023 and 2022, the Bank had no charge-offs or recoveries on non-performing multi-family and commercial real estate loans. At June 30, 2023 and 2022, there were no non-performing or 30 to 89 days delinquent multi-family and commercial real estate loans. Non-performing loans and/or delinquent loans may increase if there is a general decline in California real estate markets and in the event poor general economic conditions prevail.

Construction Loans. The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans. During fiscal 2023 and 2022, the Bank originated a total of $1.6 million and $2.2 million of construction loans (including undisbursed loan funds), respectively. As of June 30, 2023 and 2022, the Bank had construction loans totaling $1.9 million and $3.2 million, net undisbursed loan funds of $1.9 million and $3.4 million, respectively, consisting of short-term construction loans totaling $1.7 million and $148,000, and construction/permanent loans totaling $230,000 and $3.1 million respectively.

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. The Bank provides construction financing for single-family, multi-family and commercial real estate properties. Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 to 18 months, with adjustable or fixed interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 75% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction. At June 30, 2023, there was one custom short-term single-family construction loan for $496,000, net undisbursed loan funds of $49,000. This compares to June 30, 2022 when the Bank had one custom short-term single-family construction loans totaling $90,000, net undisbursed loan funds of $455,000.

From time to time the Bank makes lot loans to individuals to finance land acquisition prior to the start of construction or tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Tract construction may include the building and financing of model homes under a separate loan. At June 30, 2023, there was one land loan of $106,000 (reported as other mortgage loans) and one tract construction loan for $1.1 million, net undisbursed loan funds of $567,000, as compared to one land loan for $123,000 (reported as other mortgage loans) and one tract construction loan for $59,000, net undisbursed loan funds of $1.6 million at June 30, 2022.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2023, the speculative construction loans were $94,000, net undisbursed loan funds of $166,000, as compared to none at June 30, 2022.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property. At June 30, 2023, there were $230,000 of custom construction/permanent loans, net undisbursed loan funds of $1.2 million as compared to $3.1 million of custom construction/permanent loans, net undisbursed loan funds of $1.3 million at June 30, 2022.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans. The Bank’s Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President – Single-Family Division and Vice President - Loan Administration, approves all construction loans over $1.0 million. Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro-forma data and assumptions on the project. In the case of a tract or speculative construction loan, the Bank also reviews the experience and expertise of the builder. The Bank obtains credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent inspectors and/or Bank personnel. At inception, the Bank also requires borrowers to deposit funds into the loan-in-process account covering the difference between the actual cost of construction and the loan amount. The Bank regularly monitors the construction loan portfolio, economic conditions and housing inventory. The Bank’s property inspectors perform periodic inspections. The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction loans.

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans. Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan matures. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Bank’s construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank’s construction loans held for investment. During fiscal 2023 and 2022, the Bank had no charge-offs or recoveries, and no construction loans were non-performing or 30-89 days delinquent at both June 30, 2023 and June 30, 2022.

Participation Loan Purchases and Sales. In an effort to expand production and diversify risk, the Bank purchases loans and loan participations, with collateral primarily in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas. The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield. This servicing fee approximates the expense the Bank would incur if the Bank were to service the loan. All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third-party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank. The Bank did not purchase any loans to be held for investment in fiscal 2023, compared to $6.4 million of purchased loans to be held for investment (solely single-family) in fiscal 2022. The decline in loan purchases was due primarily to the uncertainty of the asset quality and fewer loans available for purchase. As of June 30, 2023 and 2022, there were $10.6 million and $11.4 million of loans serviced by other financial institutions, respectively. As of June 30, 2023 and 2022, all loans serviced by others were performing according to their original contractual payment terms.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk. Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy. Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained. The Bank did not sell any participation loans in fiscal 2023 or fiscal 2022.

Commercial Business Loans. The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average loan yield. As of June 30, 2023, commercial business loans were $1.6 million, up 30% from $1.2 million at June 30, 2022. These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment. At

June 30, 2023 and 2022, there were no non-performing commercial business loans. During fiscal 2023 and 2022, the Bank had no charge-offs or recoveries on commercial business loans.

Consumer Loans. At June 30, 2023 and 2022, the Bank’s consumer loans were $65,000 and $86,000, respectively. The Bank offers open-ended lines of credit on unsecured basis.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank had no non-performing consumer loans at both June 30, 2023 and 2022. During fiscal 2023 and 2022, the Bank had no charge-offs or recoveries on consumer loans.

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

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated:

	Year Ended June 30,
(In Thousands)	2023	2022

Loans originated for sale:
Wholesale originations	$512	$—
Total loans originated for sale	512	—

Loans sold:
Servicing retained	(512)	—
Total loans sold	(512)	—

Loans originated for investment:
Mortgage loans:
Single-family	165,942	191,672
Multi-family	50,323	87,738
Commercial real estate	18,979	18,187
Construction	1,648	2,228
Commercial business loans	190	—
Total loans originated for investment	237,082	299,825

Loans purchased for investment:
Mortgage loans:
Single-family	—	6,354
Total loans purchased for investment	—	6,354

Loan principal repayments	(102,288)	(221,315)
Increase in other items, net (1)	2,843	4,168
Net increase in loans held for investment	$137,637	$89,032

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses, fair value of loans held for investment, advance payments of escrows and repurchases.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors. At June 30, 2023, the Bank was servicing $32.6 million of loans for others, a 13% decrease from $37.7 million at June 30, 2022. The decrease was primarily attributable to scheduled principal payments and prepayments. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). In estimating fair values at June 30, 2023 and 2022, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 7.44% and 10.85%, respectively, and a weighted-average discount rate of 9.05% at both dates. The required impairment reserve against servicing assets at June 30, 2023 and 2022 was $165,000 and $119,000, respectively. In aggregate, servicing assets had a carrying value of $256,000 and a fair value of $91,000 at June 30, 2023, compared to a carrying value of $287,000 and a fair value of $168,000 at June 30, 2022.

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

As of June 30, 2023, total non-performing assets, net of allowance for loan losses and fair value adjustments, were $1.3 million, or 0.10% of total assets, which was primarily comprised of six single-family loans. As of June 30, 2023, $175,000 or 13 percent of the total non-performing loans had a current payment status. This compares to total non-performing assets, net of allowance for loan losses and fair value adjustments, of $1.4 million, or 0.12% of total assets, all of which had a current payment status at June 30, 2022. The Bank had no real estate owned (“REO”) both at June 30, 2023 and 2022.

The following table sets forth information with respect to the Bank’s non-performing assets and troubled debt restructurings (“restructured loans”), net of allowance for loan losses and fair value adjustments, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2023	2022

Loans on non-performing status (excluding restructured loans):
Mortgage loans:
Single-family	$592	$701
Total	592	701

Accruing loans past due 90 days or more	—	—

Restructured loans on non-performing status:
Mortgage loans:
Single-family	708	722
Total	708	722

Total non-performing loans	1,300	1,423

Real estate owned, net	—	—
Total non-performing assets	$1,300	$1,423

Non-performing loans as a percentage of loans held for investment, net	0.12%	0.15%

Non-performing loans as a percentage of total assets	0.10%	0.12%

Non-performing assets as a percentage of total assets	0.10%	0.12%

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

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:

●A reduction in the stated interest rate and/or accrued interest;
●An extension of the maturity date, typically longer than 6 months;
●A reduction principal loan balance; and
●Extensions, deferrals, renewals and rewrites.

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

For the fiscal year ended June 30, 2023, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; 11 loans were upgraded to the pass category; one loan was downgraded to the special mention category and subsequently upgraded back to the pass category; one loan was paid off; and no loans were converted to REO. For the fiscal year ended June 30, 2022, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; three loans were upgraded to the pass category; seven loans were paid off; and no loans were converted to REO.

During the fiscal years ended June 30, 2023 and 2022, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the fiscal year ended June 30, 2023 and 2022, there were no loans that were extended beyond their maturity of the modification terms.

As of June 30, 2023, the net outstanding balance of the Bank’s restructured loans was $708,000, consisting of one loan classified as substandard on non-accrual status. As of June 30, 2023, the restructured loan was delinquent with respect to its payment status. As of June 30, 2022, the net outstanding balance of the Corporation’s 13 restructured loans was $4.5 million of which one loan totaling $722,000 was classified as substandard on non-accrual status. As of June 30, 2022, all of the restructured loans were current with respect to their payment status, consistent with their modified terms.

The Bank upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 months for those loans that were restructured more than once and there is a reasonable assurance that the payments will continue. Once the borrower has demonstrated satisfactory contractual payments beyond six or 12 consecutive months, as the case may be, the loan is no longer categorized as a restructured loan.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When a property is acquired, it is recorded at its fair market value less the estimated cost of sale. Subsequent declines in value are charged to operations. As of both June 30, 2023 and 2022, there was no REO property. In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

The following table summarizes classified assets, which is comprised of classified loans located in California, including loans classified by the Bank as special mention, net of allowance for loan losses, and REO at the dates indicated:

	At June 30, 2023		At June 30, 2022
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$—	—	$224	1
Multi-family	510	1	—	—
Total special mention loans	510	1	224	1

Substandard loans:
Mortgage loans:
Single-family	1,300	6	1,423	9
Commercial real estate	547	1	—	—
Total substandard loans	1,847	7	1,423	9

Total classified loans	2,357	8	1,647	10

Real estate owned:
Single-family	—	—	—	—
Total real estate owned	—	—	—	—

Total classified assets	$2,357	8	$1,647	10

Total classified assets as a percentage of total assets	0.18%		0.14%

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

The Bank has established a methodology for the determination of the provision for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for a collectively evaluated allowance for groups of homogeneous loans and an individually evaluated allowance that is tied to individual problem loans. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements.

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

At June 30, 2023, the Bank had an allowance for loan losses of $5.9 million, or 0.55% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2022 of $5.6 million, or 0.59% of gross loans held for investment. A $374,000 provision for loan losses was recorded in fiscal 2023, compared to a $2.5 million recovery from the allowance for loan losses in fiscal 2022. The increase in the allowance for loan losses was due primarily to an increase in loans held for investment in fiscal 2023. Management believes, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2023.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment portfolio and upon management's continuing analysis of the factors underlying the quality of the loans held for investment. These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions (recoveries) for loan losses are charged (credited) against operations on a quarterly basis, as necessary, to maintain the allowance at appropriate levels. See “Comparison of Operating Results for the Fiscal Years Ended June 30, 2023 and 2022 – Provision (Recovery) for Loan Losses” below. Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the loans held for investment. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank's loans held for investment, will not request the Bank to significantly increase its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory and other conditions beyond the control of the Bank.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations:

	At or For The Year Ended June 30,
(Dollars In Thousands)	2023	2022

Allowance for loan losses as a percentage of total gross loans held for investment at period end	0.55%	0.59%
Allowance for loan losses	$5,946	$5,564
Total gross loans held for investment	$1,074,164	$937,970

Non-performing loans as a percentage of net loans held for investment at period end	0.12%	0.15%
Total non-performing loans, net	$1,300	$1,423
Total loans held for investment, net	$1,077,629	$939,992

Allowance for loan losses as a percentage of gross non-performing loans at period end	418.14%	368.97%
Allowance for loan losses	$5,946	$5,564
Total gross non-performing loans	$1,422	$1,508

Net recoveries (charge-offs) to average loans receivable during the period:
Mortgage loans:

Single-family:	0.00%	0.15%
Net recoveries	$8	$439
Average loans receivable	$471,347	$301,698

Multi-family:	0.00%	0.00%
Net charge-offs	$-	$-
Average loans receivable	$464,511	$473,487

Commercial real estate:	0.00%	0.00%
Net charge-offs	$-	$-
Average loans receivable	$89,060	$90,896

Construction:	0.00%	0.00%
Net charge-offs	$-	$-
Average loans receivable	$2,606	$3,417

Other:	0.00%	0.00%
Net charge-offs	$-	$-
Average loans receivable	$111	$130

Commercial business loans:	0.00%	0.00%
Net charge-offs	$-	$-
Average loans receivable	$1,290	$627

Consumer loans:	0.00%	0.00%
Net (charge-offs) recoveries	$-	$-
Average loans receivable	$75	$73

Total loans:	0.00%	0.05%
Total net recoveries	$8	$439
Total average loans receivable	$1,029,000	$870,328

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	At June 30,
	2023		2022
		% of		% of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
(Dollars In Thousands)	Amount	Loans	Amount	Loans

Mortgage loans:
Single-family	$1,720	48.30%	$1,383	40.33%
Multi-family	3,270	42.93	3,282	49.54
Commercial real estate	868	8.43	816	9.64
Construction	15	0.18	23	0.34
Other	2	0.01	3	0.01
Commercial business loans	67	0.14	52	0.13
Consumer loans	4	0.01	5	0.01
Total allowance for loan losses	$5,946	100.00%	$5,564	100.00%

Effective July 1, 2023, the Corporation will be required to adopt Accounting standard update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL.”  Upon adoption of ASU 2016-13 on July 1, 2023, we expect to recognize a reduction to our opening retained earnings of approximately $825,000, net of deferred taxes and other immaterial adjustments, resulting from a pretax increase to our allowance for credit losses of approximately $1.2 million. The increase is primarily related to the difference between the historical incurred loss methodology currently utilized, as compared to estimating lifetime credit losses as required by the CECL standard.

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

At June 30, 2023 and 2022, the Bank’s investment securities portfolio was $156.6 million and $188.4 million, respectively, which primarily consisted of federal agency and GSE obligations. The Bank did not purchase any investment securities during fiscal 2023, compared to $19.0 million of mortgage-backed securities purchased during fiscal 2022. At June 30, 2023 and 2022, the Bank’s securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or a GSE.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2023			2022
		Estimated			Estimated
	Amortized	Fair		Amortized	Fair
(Dollars In Thousands)	Cost	Value	Percent	Cost	Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS(1)	$149,803	$131,344	95.39%	$180,492	$166,610	95.53%
U.S. government sponsored enterprise CMO(2)	3,883	3,547	2.58	3,913	3,763	2.16
U.S. SBA securities(3)	651	650	0.47	940	951	0.55
Certificates of deposit	—	—	—	400	400	0.23
Total investment securities - held to maturity	$154,337	$135,541	98.44%	$185,745	$171,724	98.47%

Available for sale securities:
U.S. government agency MBS(1)	$1,417	$1,370	0.99%	$1,698	$1,698	0.97%
U.S. government sponsored enterprise MBS(1)	697	683	0.50	865	865	0.50
Private issue CMO(2)	103	102	0.07	118	113	0.06
Total investment securities - available for sale	$2,217	$2,155	1.56%	$2,681	$2,676	1.53%
Total investment securities	$156,554	$137,696	100.00%	$188,426	$174,400	100.00%

(1)Mortgage-backed securities (“MBS”)
(2)Collateralized mortgage obligations (“CMO”)
(3)Small Business Administration ("SBA")

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2023. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values.

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$303	2.60%	$6,728	2.92%	$61,043	1.20%	$81,729	1.53%	$149,803	1.46%
U.S. government sponsored enterprise CMO	—	—	958	2.79	—	—	2,925	1.99	3,883	2.19
U.S. SBA securities	—	—	—	—	—	—	651	5.35	651	5.35
Total investment securities - held to maturity	$303	2.60%	$7,686	2.90%	$61,043	1.20%	$85,305	1.57%	$154,337	1.49%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$—	—%	$1,370	2.90%	$1,370	2.90%
U.S. government sponsored enterprise MBS	—	—	—	—	478	4.61	205	4.72	683	4.64
Private issue CMO	—	—	—	—	102	4.67	—	—	102	4.67
Total investment securities - available for sale	$—	—%	$—	—%	$580	4.62%	$1,575	3.14%	$2,155	3.54%
Total investment securities	$303	2.60%	$7,686	2.90%	$61,623	1.23%	$86,880	1.60%	$156,492	1.52%

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

The Bank generally offers time deposits for terms not exceeding seven years. As illustrated in the following table, time deposits represented approximately 23% of the Bank’s deposit portfolio at June 30, 2023, compared to approximately 13% at June 30, 2022. The time deposits included $106.4 million of brokered certificates of deposit at June 30, 2023, as compared to no brokered certificates of deposit at June 30, 2022. At June 30, 2023, the Bank had related party deposits of approximately $8.1 million, compared to $6.6 million at June 30, 2022. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2023:

Weighted			Minimum		Percentage
Average			Amount	Balance	of Total
Interest Rate	Original Term	Deposit Account Type	(In Thousands)	(In Thousands)	Deposits

		Transaction accounts:
—%	N/A	Checking accounts – noninterest-bearing	$—	$103,006	10.84%
0.04%	N/A	Checking accounts – interest-bearing	$—	302,872	31.86
0.05%	N/A	Savings accounts	$—	290,204	30.53
0.23%	N/A	Money market accounts	$—	33,551	3.53

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1	20	—
1.40%	31 to 90 days	Fixed-term, fixed rate	$1	4,079	0.43
1.43%	91 to 180 days	Fixed-term, fixed rate	$1	5,243	0.55
3.80%	181 to 365 days	Fixed-term, fixed rate	$1	139,558	14.68
2.47%	Over 1 to 2 years	Fixed-term, fixed rate	$1	34,728	3.65
0.54%	Over 2 to 3 years	Fixed-term, fixed rate	$1	12,585	1.32
0.85%	Over 3 to 5 years	Fixed-term, fixed rate	$1	19,984	2.11
0.98%	Over 5 to 10 years	Fixed-term, fixed rate	$1	4,741	0.50
0.73%				$950,571	100.00%

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2023			2022
		Percent			Percent
		of	Increase		of	Increase
(Dollars In Thousands)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

Checking accounts – noninterest-bearing	$103,006	10.84%	$(22,083)	$125,089	13.09%	$1,910
Checking accounts – interest-bearing	302,872	31.86	(32,916)	335,788	35.14	8,400
Savings accounts	290,204	30.53	(43,377)	333,581	34.91	26,282
Money market accounts	33,551	3.53	(6,346)	39,897	4.18	227
Time deposits:(1)
Fixed-term, fixed rate which mature:
Within one year	166,501	17.51	87,857	78,644	8.23	1,939
Over one to two years	37,062	3.90	16,462	20,600	2.16	(17,087)
Over two to five years	15,569	1.64	(5,059)	20,628	2.16	(5,018)
Over five years	1,806	0.19	529	1,277	0.13	878
Total(2)	$950,571	100.00%	$(4,933)	$955,504	100.00%	$17,531

(1)	Includes brokered certificates of deposit of $106.4 million and $0 at June 30, 2023 and 2022, respectively.
(2)	Includes uninsured deposits of approximately $140.1 million and $173.7 million at June 30, 2023 and 2022, respectively. The amounts of uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2023	2022

Below 1.00%	$71,211	$89,617
1.00 to 1.99%	12,409	26,537
2.00 to 2.99%	14,572	4,995
3.00 to 3.99%	13,445	—
4.00 to 4.99%	57,437	—
5.00 to 5.99%	51,864	—
Total	$220,938	$121,149

Time Deposits by Remaining Maturity. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2023, differentiated by interest rates and remaining maturity:

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
(Dollars In Thousands)	or Less	Two Years	Three Years	Four Years	Years	Total

Below 1.00%	$39,060	$16,521	$8,504	$2,938	$4,188	$71,211
1.00 to 1.99%	5,911	5,052	1,315	131	—	12,409
2.00 to 2.99%	14,137	136	103	—	196	14,572
3.00 to 3.99%	13,092	353	—	—	—	13,445
4.00 to 4.99%	57,437	—	—	—	—	57,437
5.00 to 5.99%	36,864	15,000	—	—	—	51,864
Total	$166,501	$37,062	$9,922	$3,069	$4,384	$220,938

Time Deposits Insurance Coverage by the FDIC. The following tables set forth the time deposit FDIC insurance coverage by account and remaining maturity at the dates indicated:

	At June 30, 2023
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$55,317	$1,849	$57,166
Over three to six months	52,583	4,292	56,875
Over six to twelve months	49,829	2,631	52,460
Over twelve months	49,669	4,768	54,437
Total	$207,398	$13,540	$220,938

	At June 30, 2022
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$26,101	$2,407	$28,508
Over three to six months	18,860	1,017	19,877
Over six to twelve months	27,483	2,776	30,259
Over twelve months	39,526	2,979	42,505
Total	$111,970	$9,179	$121,149

Deposit Activity. The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2023	2022	2021

Beginning balance	$955,504	$937,973	$892,969

Net deposits before interest credited	(8,079)	16,387	43,259
Interest credited	3,146	1,144	1,745
Net (decrease) increase in deposits	(4,933)	17,531	45,004

Ending balance	$950,571	$955,504	$937,973

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

As of June 30, 2023, the FHLB – San Francisco borrowing capacity was limited to 40% of the Bank’s total assets, amounting to $534.1 million, up from 35% of the Bank’s total assets, amounting to $415.7 million at June 30, 2022. Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans. Total mortgage loans pledged to the FHLB – San Francisco were $967.6 million at June 30, 2023 as compared to $570.4 million at June 30, 2022. In addition, the Bank pledged investment securities totaling $4.2 million and $4.7 million at June 30, 2023 and 2022, respectively, to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility. At June 30, 2023 and 2022, the Bank had $235.0 million and $85.0 million of outstanding borrowings from the FHLB – San Francisco with a weighted-average interest rate of 4.34% and 2.20%, respectively. At June 30, 2023, the outstanding borrowings mature between 2023 and 2028 with a weighted average maturity of 12 months.

In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and credit enhancement for loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which have a recourse liability. The outstanding letters of credit were $11.0 million and $18.0 million at June 30, 2023 and 2022; while the outstanding MPF credit enhancement was $216,000 and $2.5 million at June 30, 2023 and 2022, respectively.

As of June 30, 2023 and 2022, the remaining financing availability through the FHLB – San Francisco was $287.9 million and $310.3 million, with remaining available collateral of $468.6 million and $310.5 million, respectively.

As of June 30, 2023 and 2022, the Bank also had secured a discount window facility of $139.0 million and $153.9 million at the Federal Reserve Bank of San Francisco, collateralized by investment securities.

At June 30, 2023 and 2022, the Bank also has a federal funds facility with its correspondent bank for $50.0 million, which matures annually on June 30. As of June 30, 2023 and 2022, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank at both dates.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock. The Bank held the required investment in stock at June 30, 2023 and 2022 of $9.5 million and $8.2 million with no excess investment, respectively.

During fiscal 2023 and 2022, the Bank purchased FHLB – San Francisco capital stock totaling $1.3 million and $84,000, respectively, and did not redeem any of the capital stock during both periods. In fiscal 2023 and 2022, the FHLB – San Francisco distributed cash dividends to the Bank totaling $556,000 and $489,000, respectively.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank’s investment in its service corporations did not exceed these limits at June 30, 2023 and 2022.

The Bank has three wholly owned subsidiaries: PFC, Profed Mortgage, Inc., and First Service Corporation. PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any. Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive. In fiscal 2023 and 2022, the Bank contributed capital of $10,000 and $0 to PFC, respectively. At June 30, 2023 and 2022, the Bank’s investment in its subsidiaries was $13,000 and $7,000, respectively.

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

All federal savings institutions must pay assessments to the OCC, to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. The Bank’s OCC annual assessments for the fiscal years ended June 30, 2023 and 2022 were $198,000 and $221,000, respectively.

The Bank's general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The Bank’s limits on loans to one borrower or group of related borrowers at June 30, 2023 and 2022 were $19.8 million and $19.6 million, respectively. At June 30, 2023, the Bank’s largest lending relationship to a single borrower or group of borrowers consisted of four multi-family loans totaling $5.1 million, which were performing according to their original payment terms.

Effective July 1, 2019, the OCC issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. The Bank had not made such an election as of June 30, 2023.

Federal Home Loan Bank System. The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs, each of which serves as a reserve or central bank for its members within its assigned region. The FHLB - San Francisco is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB - San Francisco. In addition, all long-term advances are required to provide funds for residential home financing. At June 30, 2023 and 2022, the Bank had $235.0 million and $85.0 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $287.9 million and $310.3 million, respectively, based on 40% and 35% of total assets, respectively, which is limited to available collateral. For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco. At June 30, 2023 and 2022, the Bank held $9.5 million and $8.2 million of FHLB-San Francisco stock, respectively, which were in compliance with this membership requirement. During fiscal 2023 and 2022, the Bank was required to purchase $1.3 million and $84,000 of FHLB – San Francisco capital stock, respectively, and the Bank did not redeem any capital stock during both periods. In fiscal 2023 and 2022, the FHLB – San Francisco distributed cash dividends to the Bank totaling $556,000 and $489,000, respectively. There is no guarantee in the future that the FHLB – San Francisco will pay cash dividends or redeem excess capital stock held by its members.

Under federal law, the FHLB - San Francisco is required to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have in the past adversely affected the level of dividends paid by the FHLB - San Francisco and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB - San Francisco stock in the future. A reduction in value of the Bank’s FHLB - San Francisco stock may result in a corresponding reduction in the Bank’s capital.

Insurance of Accounts and Regulation by the FDIC. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits up to $250,000 per account owner as defined by the FDIC, backed by the full faith and credit of the United States. As an insurer, the FDIC imposes deposit insurance premiums in the form of assessments to maintain the DIF and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. On October 18, 2022, the FDIC adopted a final rule to increase its initial base insurance assessment rate schedules by two basis points to improve the likelihood that the reserve ratio of the DIF would be restored to at least 1.35 percent by September 30, 2028. The revised assessment rate schedules became effective January 1, 2023, with the first invoice payment date of June 30, 2023 for the assessment period of January 1, 2023 through March 31, 2023. The Bank’s FDIC annual assessments for the fiscal years ended June 30, 2023 and 2022 were $459,000 and $322,000, respectively.

Under the FDIC’s risk-based assessment system, institutions deemed less likely to fail pay lower assessments. Assessments for institutions of less than $10 billion in assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

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

Any savings institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of June 30, 2023 and 2022, the Bank maintained 92.1% and 90.8% of its portfolio assets in qualified thrift investments, respectively, and therefore, met the qualified thrift lender test at both dates. During fiscal 2023 and 2022, the Bank was in compliance with the QTL test as of each month end.

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

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8% and a total risk-based capital ratio of 10% and the Bank must not be subject to any of certain mandates by the OCC requiring it as an individual institution to meet any specified capital level.

EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10.0 billion. Institutions with a capital level at or exceeding the ratio and otherwise meeting the specified requirements, and electing the alternative framework, are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Final rules issued by the agencies established the community bank leverage ratio at 9% Tier 1 capital to adjusted average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly Call Report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements. The Company did not opt in to the community bank leverage ratio framework for the year ended June 30, 2023.

The FASB has adopted a new accounting standard for accounting principles generally accepted in the U.S. ("U.S. GAAP") that became effective for the Corporation on July 1, 2023. This standard, referred to as Current Expected Credit Loss or

CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators (the FRB, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

As of June 30, 2023, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires that the FRB assess the Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received a rating of satisfactory when it was last examined for CRA compliance. On May 5, 2022, the federal bank regulatory agencies overhauled the CRA and jointly issued a proposal to strengthen  and modernize regulations implementing the CRA. The proposed regulations included major changes from the current regulation and will be effective on the first day of the first calendar quarter that begins at least 60 days after the publication date of the final rules. The new rules as proposed are intended to: (1) provide expanded access to credit, investment, and basic banking services in low- and moderate-income communities; (2) address changes in the banking industry, including internet and mobile banking; (3) yield greater clarity, consistency, and transparency; (4) tailor CRA evaluations and data collection to bank size and type; and (4) maintain a unified approach amongst the regulating agencies.

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

Federal Reserve System. The FRB requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. Effective March 26, 2020, the FRB reduced reserve requirement ratios to 0%, which eliminated reserve requirements for all depository institutions.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), is a federal statute, that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. In addition, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although the Bank may enjoy several fairly broad exemptions from the CCPA's privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or final regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the establishment by the Bank of certain regulatory compliance and risk management controls. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred.  Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector.  Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022.

Further, on July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents on Form 8-K and detailed information regarding their cybersecurity risk management and governance on an annual basis on Form 10-K. Companies will be required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. The Form 8-K must describe the incident’s material impact or reasonably likely material impact on the company, including its financial condition and results of operations. If any required information about the incident or its impact is not yet determined or is unavailable at the required time of the filing, the company must include a statement to this effect in the Form 8-K and file an amendment to the Form 8-K when that information becomes available.  A company must make its materiality determination after it has discovered a cybersecurity incident “without unreasonable delay.”  In addition to incident reporting, the new rules will require companies to describe their cybersecurity processes and governance. Smaller reporting companies, such as the Corporation, will have until June 15, 2024, before they must begin filing the new Form 8-K disclosure. Companies must provide disclosures about cybersecurity risk management and governance beginning with their Form 10-K for fiscal years ending on or after December 15, 2023.

Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Other Consumer Protection Laws and Regulations. The Consumer Financial Protection Bureau (“CFPB”) exercises broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10.0 billion in assets, the Bank is generally subject to supervision and enforcement by the OCC with respect to compliance with consumer financial protection laws and CFPB regulations.

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

Savings and Loan Holding Company Regulation

General. The Corporation is a unitary savings and loan holding company, subject to the regulatory oversight of the FRB. Accordingly, the Corporation is required to register and file reports with the FRB and is subject to regulation and examination by the FRB. In addition, the FRB has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the FRB to restrict or prohibit activities that are determined to present a serious risk to the Bank. The FRB has promulgated regulations implementing the “source of strength” doctrine that require holding companies, including savings and loan holding companies, to act as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. These and other FRB policies, as well as the capital conservation buffer may restrict the Corporation’s ability to pay dividends.

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

In addition, a savings and loan holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order or any condition imposed by, or written agreement with, the FRB. As discussed above, the capital conservation buffer requirements may also limit or preclude dividends payable by the Corporation.

TAXATION

Federal Taxation

General. The Corporation reports its income on a fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Corporation.

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves. As of June 30, 2023, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below. Currently, the Bank uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions. In the event that the Bank makes “non-dividend distributions” to Provident that are considered as made from the reserve for losses on qualifying real estate property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to Provident that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes. For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2023, the Bank declared and paid $9.5 million of cash dividends to Provident while Provident declared and paid $4.0 million of cash dividends to shareholders.

Excise Tax on Stock Repurchases. The Inflation Reduction Act of 2022 imposed a one percent excise tax on the value of corporate share repurchases (net of issuance). On December 27, 2022, the Internal Revenue Services issued Note 2023-2 which provides interim guidance on the implementation of the excise tax on stock repurchases. The excise tax is a non-deductible tax of one percent of the fair market value of the Corporation’s stock repurchases, net of restricted stock distributions, stock option exercises, ESOP repurchases and contributions and other qualified activities, occurring after December 31, 2022 in excess of $1.0 million. The excise tax on the stock repurchases in fiscal 2023 was $13,000.

Tax Effect from Stock-Based Compensation. During fiscal 2023, there were 93,750 shares of restricted common stock vested and distributed to employees but no shares of restricted stock was distributed to non-employee members of the Corporation’s Board of Directors. Also, there were no non-qualified stock options exercised and no incentive stock options were exercised as disqualifying dispositions. As a result, there was a $118,000 federal tax expense from stock-based compensation in fiscal 2023.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990. Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Fiscal 2020 and fiscal years thereafter remain subject to federal examination, while the California state tax returns for fiscal 2019 and fiscal years thereafter are subject to examination by state taxing authorities.

State Taxation

California. The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation). At June 30, 2023, the Corporation’s net state tax rate was 8.9%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate. There was $68,000 of state tax expense from stock-based compensation in fiscal 2023.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. During fiscal 2023, the Corporation paid franchise taxes of $200,000.

Employees and Human Capital

As of June 30, 2023, the Bank had 161 full-time equivalent employees, which consisted of 108 full-time, 53 prime-time and no part-time employees. The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

To facilitate talent attraction and retention, we strive to make the Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At June 30, 2023, approximately 75.7% of our workforce was female and 24.3% male, and our average employee tenure was approximately 8.5 years, down slightly from an average employee tenure of 8.6 years at June 30, 2022. The ethnicity of our workforce was 41.4% White, 39.8% Hispanic or Latino, 6.6% African American or Black, 6.1% Asian, 4.4% two or more races, 0.6% American Indian or Alaskan Native and 1.1% Not Specified. As part of our compensation philosophy, we offer and maintain market competitive compensation programs for our employees in order to attract and retain superior talent. In addition to strong base wages, additional programs include quarterly or annual bonus opportunities, an Employee Stock Ownership Plan, a Corporation-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, accrued vacation and sick time, family leave, and an employee assistance program.

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

A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and dedication in our employee base which in turn grows our business, our commitment to our communities, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average employee tenure of over eight years reflects the engagement of our employees in this talent management philosophy. Turnover for employees as measured by terminated employees to the average total employees was 41.4% in fiscal 2023, up from 39.8% in fiscal 2022.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank:

		Position
Name	Age(1)	Corporation	Bank

Craig G. Blunden	75	Chairman and	Chairman and
		Chief Executive Officer	Chief Executive Officer

Robert "Scott" Ritter	54	—	Senior Vice President
			Single-Family Division

Donavon P. Ternes	63	President	President
		Chief Operating Officer	Chief Operating Officer
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

David S. Weiant	64	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	57	—	Senior Vice President
			Retail Banking Division

(1)	As of June 30, 2023.

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

As of June 30, 2023, approximately 68% of our real estate loans were secured by collateral and made to borrowers located in Southern California with the balance located predominantly throughout the rest of California. A return of recessionary conditions or adverse economic conditions in California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our capital, liquidity, financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, may also adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

A deterioration in economic conditions in the market areas we serve as a result of inflation, a recession, the effects of COVID-19 variants or other factors, could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●an increase in loan delinquencies, problem assets and foreclosures;
●an increase in our allowance for loan losses;
●the slowing of sales of foreclosed assets;
●a decline in demand for our products and services;
●	a decline in the value of collateral for loans may in turn reduce customers' borrowing power, and the value of assets and collateral associated with existing loans;
●the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●a decrease in the amount of our low cost or noninterest-bearing deposits.

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

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the FRB. Actions by monetary and fiscal authorities, including the FRB, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures, while dissipating, have remain elevated throughout the first half of 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Corporation to increase, which could adversely affect our results of operations and financial condition.  Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Corporation, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Corporation and its clients which are difficult to quantify in the near-term or long-term.

We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as the Corporation and our regulators, customers and vendors adapt to evolving pandemic conditions.

Risks Related to our Lending Activities

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2023, $518.8 million, or 48% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Higher market interest rates, recessionary conditions or declines in the volume of single-family real estate sales and/or the sales prices as well as elevated unemployment rates, may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

A few of our legacy residential mortgage loans are secured by properties in which the borrowers have little or no equity because either we originated a first mortgage with an 80% loan-to-value ratio and a concurrent second mortgage for a combined loan-to-value ratio of up to 100% or because of a decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.

Our multi-family and commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate multi-family and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2023, we had $551.7 million or 51% of total loans held for investment in multi-family and commercial real estate loans. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential loan. Repayment on these loans typically is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity, which would require the borrower to either sell or refinance the underlying property to make the ballon payment at maturity, thus increasing the risk of default or non-payment.

A secondary market for many types of multi-family and commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for a single-family residential mortgage loan because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred within the single-family residential loan portfolio.

We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. We did not purchase any loans in fiscal 2023, as compared to the purchase of $6.4 million of single-family loans to be held for investment in fiscal 2022. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. In addition, when we purchase loans, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we modeled, we will earn less interest income on the purchase than expected. Our success in growing our loan portfolio through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of our loans are located.

Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.

Our allowance for loan losses may not be sufficient to absorb losses in our loan portfolio.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses, which is charged against income. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the provision for loan losses and our allowance for loan losses.

Further, included in our single-family residential loan portfolio, which comprised 48% of our total loan portfolio at June 30, 2023, were $20.6 million or 4% of total loans held for investment that were non-traditional single-family loans, which include negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.

Bank regulatory agencies also periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Finally, beginning on July 1, 2023, the Bank is required to adopt the CECL standard to determine estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses at inception of the loan. The adoption of CECL will change the allowance calculation methodology from a historical incurred loss model to an expected future loss model, which will require us to increase our allowance for credit losses.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2023 and 2022, our non-performing assets were $1.3 million and $1.4 million, or 0.10% and 0.12% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

●	we record interest income only on a cash basis for non-performing loans except for non-performing loans under the cost recovery method where interest is applied to the principal of the loan as a recovery of the charge-offs, if any, and we do not record interest income for REO;
●	we must provide for probable loan losses through a current period charge to the provision for loan losses;
●	non-interest expense increases when we write down the value of REO properties to reflect changing market values or recognize other-than-temporary impairment (“OTTI”) on non-performing investment securities;
●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to REO; and
●	the resolution of non-performing assets requires the active involvement of management, which can divert them from more profitable activity.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Beginning in March 2022, in response to high inflation, the Federal Open Market Committee (“FOMC”) commenced increasing the target range for the federal funds rates by implementing multiple increases. As of June 30, 2023, the target range for the federal funds rate was 5.00% to 5.25%. Subsequently, on July 26, 2023, the FOMC raised its targeted range an additional 25 basis points to a range of 5.25% to 5.50% (a 22-year high) as economic conditions remain relatively resilient and inflation remains elevated. More importantly, going forward, the Fed has left the door open for further rate hikes before calendar year-end, although the pace remains unclear. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which will negatively impact our net interest income and may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many financial institutions, our emphasis on increasing core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits, which have a shorter duration than our assets. At June 30, 2023, we had $166.5 million in time deposits that mature within one year, $103.0 million in noninterest-bearing checking accounts and $626.6 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

In addition, most of our mortgage loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our securities portfolio available for sale. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

Certain hedging strategies that we may use to manage investment in mortgage servicing assets, mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We may use derivative instruments to economically hedge mortgage servicing assets, mortgage loans held for sale and interest rate lock commitments to offset changes in fair value resulting from changing interest rate environments. Our hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended June 30, 2023, we did not incur any other-than-temporary impairments on our securities portfolio.

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

Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Our litigation related costs may increase.

We are subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank's business. Our involvement in litigation may increase significantly. The expenses of some legal proceedings will adversely affect the our results of operations until they are resolved. Further, there can be no assurance that the our loan workouts and other activities will not expose us to additional legal actions, including lender liability or environmental claims.

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

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Corporation selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We cannot ensure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Business and Industry Generally

We are required to transition from the use of the LIBOR interest rate index starting July 1, 2023.

The LIBOR index was discontinued on June 30, 2023. Many of the loans in the Bank’s existing loan portfolio are tied to the LIBOR index and are required to be transitioned to another interest rate indices by June 30, 2023. The Bank formed a committee in 2020 to study the options available and evaluate the risks associated with the transition.  The purpose of the committee is to recommend replacement indices that will have a limited impact to earnings, reduce the exposure to legal and accounting risks, and meet regulatory guidelines. As of June 30, 2023, the Bank had $132.0 million of single-family and $337.4 million of multi-family and commercial real estate adjustable LIBOR indexed loans.

The FRB issued a new regulation, Regulation ZZ, which specifically addresses “tough legacy contracts,” which are LIBOR contracts that will not mature by June 30, 2023, cannot be easily amended, and lack adequate fallback provisions for determining a replacement benchmark. Loans covered by and that transition to a replacement index under Regulation ZZ are afforded the safe harbors and protections provided under Regulation ZZ, such as (among others) that the Bank is not to be subject to any claim or cause of action in law or equity or request for equitable relief, or have liability for damages, arising out of the selection of the Board-selected benchmark replacement as a replacement index for LIBOR.

The Committee has tested the Bank’s operating, documentation, and accounting systems and believes they will be able to handle the transition before sunset of the indexes. The effect on revenue should be approximately neutral. The legal and compliance risks are minimized by following Regulation ZZ and the regulatory guidance issued by the FRB, the Alternative Reference Rates Committee (a group of private-market participants convened by the FRB and the New York Fed to help ensure a successful transition from U.S. dollar LIBOR) and the CFPB. Notwithstanding the foregoing, the implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

We have previously engaged in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2023 and 2022, the Bank did not repurchase any loans. Additionally, the Bank did not have any claims or settlements for previously sold loans during fiscal 2023 and 2022.

Our assets as of June 30, 2023 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2023, the net deferred tax asset was approximately $218,000, a decrease from $1.4 million at the prior fiscal year end. The net deferred tax asset results primarily from (1) deferred loan costs, (2) provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes and (3) deferred compensation, among others.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2023 is fully realizable based on our expected future earnings; however, expected future earnings may not be realized, which could impact our deferred tax assets.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At June 30, 2023, the net book value of the Corporation’s property (including land and buildings) and its furniture, fixtures and equipment was $7.1 million. The Corporation’s home office is located in Riverside, California. Including the home office, the Corporation has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California. The Corporation owns six of the retail banking offices and has seven leased retail banking offices. The leases expire from 2024 to 2028. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol “PROV.” At June 30, 2023, there were 7,043,170 shares of common stock issued and outstanding held by 402 shareholders of record, and there were approximately 1,868 persons or entities that hold stock in nominee or “street name” accounts with brokers.

Dividends

The Corporation’s cash dividend payout policy is reviewed regularly by management and the Board of Directors. The Board of Directors has declared quarterly cash dividends on the Corporation’s common stock for consecutive quarters since September 30, 2002. On April 27, 2023, the Corporation declared a quarterly cash dividend of $0.14 per share with a record date May 18, 2023 and the dividend was payable on June 8, 2023. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods.  Dividends on common stock from Provident depend substantially upon receipt of dividends from the Bank, which is Provident’s predominant source of income. Management’s projections show an expectation that cash dividends will continue for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 28, 2022, the Board of Directors of the Corporation announced a stock repurchase plan which authorized 364,259 shares for repurchase over a one year period.  On April 27, 2023, the Board of Directors of the Corporation announced an extension of its existing stock repurchase plan through April 28, 2024 or until completed, whichever occurs first. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market and other conditions. The stock repurchase program does not obligate the Corporation to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2023.

				(d) Maximum
			(c) Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	(a) Total Number of	(b) Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased(1)	Paid per Share	Announced Plan	the Plan(2)
April 1, 2023 – April 30, 2023	11,305	$13.61	11,305	101,733
May 1, 2023 – May 31, 2023	49,166	$12.10	16,121	85,612
June 1, 2023 – June 30, 2023	24,072	$12.24	24,072	61,540
Total	84,543	$12.34	51,498	61,540

(1)	The shares repurchase in May 2023 includes 33,045 shares of distributed restricted stock in settlement of employees' withholding tax obligations.
(2)	Represents the remaining shares available for future purchases under the April 2022 stock repurchase plan.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index. Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURNS [1]

PROV
NASDAQ Stock Index
NASDAQ Bank Index
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
6/30/18
6/30/19
6/30/20
6/30/21
6/30/22
6/30/23

	6/30/2018	6/30/2019	6/30/2020	6/30/2021	6/30/2022	6/30/2023
PROV	$100.00	$113.32	$74.65	$99.90	$88.76	$79.48
NASDAQ Stock Index	$100.00	$108.99	$116.58	$168.41	$144.45	$172.01
NASDAQ Bank Index	$100.00	$99.52	$76.90	$132.95	$108.57	$105.21

(1)	Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2018 and that all dividends were reinvested.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K for information regarding the Corporation’s Equity Compensation Plans, which is incorporated into this Item 5 by reference.

Item 6. Reserved

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor Statement

Certain matters discussed in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to the following: potential adverse impacts to economic conditions in our local market areas, other markets where the Corporation has lending relationships, or other aspects of the Corporation's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as supply chain disruptions; higher inflation and the impact of current and future monetary policies of the FRB in response thereto; liquidity issues, including our ability to borrow funds or raise additional capital, if necessary; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets and may lead to increased losses and non-performing assets and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserve; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; the transition from LIBOR to new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; results of examinations of the Corporation by the FRB or of the Bank by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies and non-financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.

Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These factors could cause our actual results for the fiscal 2024 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

General

Provident, a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of the Bank upon the Bank’s conversion completed on June 27, 1996. Provident is regulated by the FRB. At June 30, 2023, the Corporation, on a consolidated basis, had total assets of $1.33 billion, total deposits of $950.6 million and total stockholders’ equity of $129.7 million.  Provident has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

Critical Accounting Estimates

The discussion and analysis of the Corporation’s financial condition and results of operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements. These estimates involve a significant level of uncertainty at the time they are made, and changes in these estimates that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.  Accordingly, actual results may differ from these estimates under different assumptions or conditions. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Allowance for loan losses. The allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans held for investment. Management considers the accounting estimate related to the allowance for loan losses a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loans held for investment at the date of the Consolidated Statements of Financial Condition. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

A restructured loan is a loan which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:

●A reduction in the stated interest rate and/or accrued interest;
●An extension of the maturity date, typically longer than 6 months;
●A reduction in the principal loan balance; and
●Extensions, deferrals, renewals and rewrites.

The Bank measures the allowance for loan losses of restructured loans based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan. Based on published guidance with respect to restructured loans from certain banking regulators and to conform to general practices within the banking industry, the Bank may determine that it is appropriate to maintain certain restructured loans on accrual status because there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

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

When a loan is categorized as non-performing, all previously accrued but uncollected interest is reversed in the current operating results. When a full recovery of the outstanding principal loan balance is in doubt, subsequent payments received are first applied as a recovery of principal charged-off and then to unpaid principal. This is referred to as the cost recovery method. A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and, in management’s judgment, such loan is considered to be fully collectible on a timely basis. However, the Bank’s policy also allows management to continue the recognition of interest income on certain non-performing loans. This is referred to as the cash basis method under which the accrual of interest is suspended and interest income is recognized only when collected. This policy applies to non-performing loans that are considered to be fully collectible but the timely collection of payments is in doubt.

Provision for Income Taxes. Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Consolidated Statements of Financial Condition. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, management is required to make many subjective assumptions and judgments regarding the Corporation’s income tax exposures, including judgments in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in management’s subjective assumptions and judgments can materially affect amounts recognized in the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B., established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank and through its subsidiary, PFC. The business activities of the Corporation, primarily through the Bank, consist of community banking and, to a lesser degree, investment services for customers and trustee services on behalf of the Bank.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans. Also, to a lesser extent, the Bank originates construction, commercial business, consumer and other mortgage loans. The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds. Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, wire transfer fees and overdraft protection fees, among others.

The Corporation intends to improve its community banking business by moderately increasing total assets by increasing single-family, multi-family, commercial real estate, construction and commercial business loans. In addition, the Corporation intends to decrease the percentage of retail time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts and to diversify the deposit instruments, including the use of brokered certificates of deposit and State of California’s time deposits, subject to market conditions and the Corporation’s funding needs. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be affected by general economic conditions and other factors.

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to the Bank’s depositors. Investment services and trustee services contribute a very small percentage of gross revenue.

PFC performs trustee services for the Bank’s real estate secured loan transactions and has in the past held, and may in the future hold, real estate for investment.

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

Comparison of Financial Condition at June 30, 2023 and 2022

Total assets increased $145.9 million, or 12%, to $1.33 billion at June 30, 2023 from $1.19 billion at June 30, 2022. The increase was primarily attributable to an increase in loans held for investment and, to a lesser extent, an increase in cash and cash equivalents, partly offset by a decrease in investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of San Francisco, increased $42.4 million, or 181%, to $65.8 million at June 30, 2023 from $23.4 million at June 30, 2022. The increase was consistent with the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) decreased $31.9 million, or 17%, to $156.5 million at June 30, 2023 from $188.4 million at June 30, 2022. The decrease was the result of scheduled and accelerated principal payments on investment securities. During fiscal 2023, the Bank did not purchase any investment securities, while in fiscal 2022, the Bank purchased $19.0 million of government sponsored enterprise mortgage-backed securities and collateralized mortgage obligations. The Bank did not sell any investment securities during fiscal 2023 and 2022. For additional information on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment, net increased $137.6 million, or 15% to $1.08 billion at June 30, 2023 from $940.0 million at June 30, 2022. In fiscal 2023, the Bank originated $237.1 million of loans held for investment, down 21% from $299.8 million during fiscal 2022, in both years consisting primarily of single-family, multi-family and commercial real estate loans. The Bank did not purchase any loans in fiscal 2023 as compared to the purchase of $6.4 million of loans to be held for investment (solely comprised of single-family loans) in fiscal 2022. Total loan principal payments in fiscal 2023 were $102.3 million, down 54% from $221.3 million in fiscal 2022, due primarily to the mortgage interest rate increases during fiscal 2023. There was no REO acquired in the settlement of loans in both fiscal 2023 and fiscal 2022. The balance of multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds, decreased $4.3 million, or 1%, to $555.2 million at June 30, 2023 from $559.5 million at June 30, 2022, and represented 52% and 60% of loans held for investment, respectively. The balance of single-family loans held for investment increased $140.6 million, or 37%, to $518.8 million at June 30, 2023, from $378.2 million at June 30, 2022. For additional information on loans held for investment, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total deposits decreased $4.9 million, or 1%, to $950.6 million at June 30, 2023 from $955.5 million at June 30, 2022. Transaction accounts decreased $104.8 million, or 13%, to $729.6 million at June 30, 2023 from $834.4 million at June 30, 2022, while time deposits increased $99.8 million, or 82%, to $220.9 million at June 30, 2023 from $121.1 million at June 30, 2022. The increase in time deposits was primarily attributable to the utilization of brokered certificates of deposit. Outstanding brokered certificates of deposit as of June 30, 2023 totaled $106.4 million. As of June 30, 2023 and 2022, the percentage of transaction accounts to total deposits was 77% and 87%, respectively. Noninterest-bearing deposits as a percentage of total deposits decreased to 11% at June 30, 2023 from 13% at June 30, 2022. Total retail deposits, defined as total deposits excluding brokered certificates of deposit, decreased by $111.3 million, or 12% to $844.2 million at June 30, 2023 from $955.5 million at June 30, 2022, due primarily to the decline of deposit balances related to a number of customers seeking higher interest rates elsewhere. For additional information on deposits, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Borrowings, consisting of FHLB – San Francisco advances increased $150.0 million, or 176%, to $235.0 million at June 30, 2023 from $85.0 million at June 30, 2022. The increase was primarily due to new advances to fund the increase of loans held for investment. The weighted-average maturity of the Corporation’s FHLB – San Francisco advances was approximately 12 months at June 30, 2023, down from 16 months at June 30, 2022. For additional information on borrowings, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total stockholders’ equity increased $1.0 million or 1% to $129.7 million at June 30, 2023 from $128.7 million at June 30, 2022, primarily as a result of net income and the amortization of stock-based compensation in fiscal 2023, partly offset by stock repurchases (see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K) and quarterly cash dividends paid to shareholders.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2023 and 2022

General. The Corporation recorded net income of $8.6 million, or $1.19 per diluted share, for the fiscal year ended June 30, 2023, down $501,000, or 6%, from $9.1 million, or $1.22 per diluted share, for the fiscal year ended June 30, 2022. The decrease in net income in fiscal 2023 compared to fiscal 2022 was primarily attributable to a $2.8 million increase in the provision for loan losses as a result of a $374,000 provision for loan losses recorded during fiscal 2023 compared to a $2.5 million recovery from the allowance for loan losses during fiscal 2022, a $2.4 million increase in non-interest expense and a $641,000 decrease in non-interest income, partly offset by a $5.4 million increase in net interest income. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved slightly to 69% in fiscal 2023 from 71% in fiscal 2022 as a result of the increase in net interest income. Return on average assets in fiscal 2023 decreased to 0.68% from 0.76% in fiscal 2022 and return on average stockholders' equity in fiscal 2023 decreased to 6.58% from 7.14% in fiscal 2022.

Net Interest Income. Net interest income increased $5.4 million, or 17%, to $37.0 million in fiscal 2023 from $31.6 million in fiscal 2022. This increase resulted from an increase in the net interest margin and, to a lesser extent, an increase in the average balance of interest-earning assets. The net interest margin increased 27 basis points to 2.99% in fiscal 2023 from 2.72% in fiscal 2022, due primarily to a 73 basis points increase in the average yield on interest-earning assets, partly offset by a 50 basis points increase in the average cost of interest-bearing liabilities. The average balance of interest-

earning assets increased $75.4 million, or 7%, to $1.24 billion in fiscal 2023 from $1.16 billion in fiscal 2022. The average balance of interest-bearing liabilities increased $72.2 million, or 7%, to $1.12 billion during fiscal 2023 as compared to $1.05 billion during fiscal 2022.

Interest Income. Total interest income increased $11.3 million, or 33%, to $46.0 million for fiscal 2023 from $34.7 million for fiscal 2022. The increase was primarily attributable to increases in all interest-earning asset categories, primarily loans receivable.

Interest income on loans receivable increased $10.0 million, or 31%, to $42.2 million in fiscal 2023 from $32.2 million in fiscal 2022. This increase was attributable to a higher average loan balance and, to a lesser extent, a higher average loan yield. The average balance of loans receivable increased $158.7 million, or 18%, to $1.03 billion during fiscal 2023 from $870.3 million during fiscal 2022. The weighted average loan yield during fiscal 2023 increased 40 basis points to 4.10% from 3.70% in fiscal 2022, due primarily to the increase in market interest rates resulting from recent FOMC increases in the targeted federal funds rate since March 2022.

Interest income from investment securities increased $263,000, or 14%, to $2.2 million in fiscal 2023 from $1.9 million in fiscal 2022. This increase was primarily a result of an increase in the average yield, partly offset by a decrease in the average balance. The average yield on investment securities increased 34 basis points to 1.26% for fiscal 2023 from 0.92% for fiscal 2022. The increase in the average yield of investment securities was primarily attributable to a lower premium amortization resulting from lower principal payments. Total premium amortization in fiscal 2023 was $791,000, down $760,000, or 49%, from $1.6 million in fiscal 2022.  The average balance of investment securities decreased $34.9 million, or 17%, to $172.0 million in fiscal 2023 from $206.9 million in fiscal 2022 as a result of scheduled and accelerated principal payments on mortgage-backed securities.

During fiscal 2023, the Bank received $556,000 of cash dividends from its FHLB - San Francisco stock, an increase of $67,000 or 14% from the $489,000 of cash dividends received in fiscal 2022, resulting in an average yield of 6.55% on FHLB stock during 2023 compared to 5.98% during 2022. During fiscal 2023, the Bank purchased $1.3 million of required FHLB - San Francisco stock as a result of its increased borrowings.

Interest income from interest-earning deposits, primarily cash deposited at the Federal Reserve Bank of San Francisco, increased $902,000, or 518%, to $1.1 million in fiscal 2023 from $174,000 in fiscal 2022, due to a higher average yield, partly offset by a lower average balance. The average yield increased 382 basis points to 4.05% in fiscal 2023 from 0.23% in fiscal 2022, resulting from increases in the targeted federal funds interest rate during fiscal 2023.

Interest Expense. Total interest expense for fiscal 2023 was $9.0 million compared to $3.1 million for fiscal 2022, an increase of $5.9 million or 187%. This increase was primarily attributable to a higher interest expense on borrowings and, to a lesser extent, a higher interest expense on deposits, particularly time deposits. The average cost of interest-bearing liabilities was 0.80% during fiscal 2023, up 50 basis point from 0.30% during fiscal 2022, and the average balance of interest-bearing liabilities was $1.12 billion during fiscal 2023, up $72.2 million or 7% from $1.05 billion during fiscal 2022.

Interest expense on deposits for fiscal 2023 was $3.1 million compared to $1.1 million for fiscal 2022, an increase of $2.0 million, or 175%. The increase in interest expense on deposits was attributable to a higher average cost, particularly for time deposits, partly offset by a decrease in average balance. The average cost of deposits increased 21 basis points to 0.33% in fiscal 2023 from 0.12% in fiscal 2022. The average cost of transaction accounts remained at 0.05% in fiscal 2023 compared to fiscal 2022, while the average cost of time deposits in fiscal 2023 was 1.70%, up 113 basis points, from 0.57% in fiscal 2022. The average balance of deposits decreased slightly to $960.9 million during fiscal 2023 from $961.5 million during fiscal 2022. The average balance of transaction accounts decreased $31.3 million, or 4%, to $798.7 million in fiscal 2023 from $830.0 million in fiscal 2022. The average balance of time deposits increased by $30.6 million, or 23%, to $162.1 million in fiscal 2023 from $131.5 million in fiscal 2022.

Interest expense on borrowings, consisting of FHLB - San Francisco advances, for fiscal 2023 increased $3.9 million, or 194%, to $5.9 million as compared to $2.0 million in fiscal 2022. The increase in interest expense on borrowings was due to a higher average balance and a higher average cost. The average balance of borrowings increased $72.8 million, or 84%, to $159.7 million during fiscal 2023 from $86.9 million during fiscal 2022. The average cost of borrowings was 3.67% in fiscal 2023, up 138 basis points from 2.29% in fiscal 2022.

Provision (Recovery) for Loan Losses. During fiscal 2023, the Corporation recorded a provision for loan losses of $374,000, compared to a recovery from the allowance for loan losses of $2.5 million during fiscal 2022. The provision reflected in fiscal 2023 was primarily due to a higher outstanding balance of loans held for investment, while the recovery from the allowance for loan losses in fiscal 2022 was primarily due to an improvement in the qualitative component adjustment to the allowance for loan losses reflecting improved general economic conditions and recoveries from the allowance for loan losses from non-performing loans and classified loans that were upgraded or paid off, partly offset by an increase in loans held for investment.

Non-performing assets, comprised solely of non-performing loans (net of the collectively evaluated allowances and individually evaluated allowances) during fiscal 2023 and fiscal 2022, was $1.3 million at June 30, 2023, down $123,000 or 9% from $1.4 million at June 30, 2022. Non-performing loans at June 30, 2023 were comprised of six single-family loans on non-accrual. As of June 30, 2023, $175,000 or 13% of the non-performing loans have a current payment status. Net loan recoveries in fiscal 2023 were $8,000 or 0.00% of average loans receivable, compared to net loan recoveries of $439,000 or 0.05% of average loans receivable in fiscal 2022. At both June 30, 2023 and June 30, 2022, there was no REO or accruing loans 90 days or more past due.

Management believes, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment at June 30, 2023 under the incurred loss methodology.  Commencing July 1, 2023, the Corporation will be calculating its allowance for credit losses on loans in accordance with the CECL methodology.  For additional information, see Item 1, “Business - “Asset Quality” in this Form 10-K.

Non-Interest Income. Total non-interest income was $4.1 million in fiscal 2023, a decrease of $641,000 or 14% from $4.7 million in fiscal 2022, primarily attributable to a decrease in loan servicing and other fees.

Loan servicing and other fees decreased $642,000, or 61%, to $414,000 for fiscal 2023 from $1.1 million in fiscal 2022, due primarily to lower loan prepayment fees, attributable to lower loan payoffs.

Non-Interest Expense. Total non-interest expense was $28.3 million in fiscal 2023, an increase of $2.4 million or 9% from $25.9 million in fiscal 2022. The increase in non-interest expense was primarily attributable to increases in salaries and employee benefits and premises and occupancy expenses.

Salaries and employee benefits expense increased $1.9 million, or 12%, to $17.7 million in fiscal 2023 from $15.8 million in fiscal 2022. The increase in salaries and employee benefits expense was primarily due to a $1.2 million Employee Retention Tax Credit (“ERTC”) recorded in fiscal 2022 and not replicated in fiscal 2023, a $1.0 million increase in incentive compensation, a $387,000 increase in stock-based compensation resulting from the true-up adjustments associated with the vesting of the equity incentive awards, a $350,000 decrease in deferred loan fees recoveries (ASC 310), partly offset by a $1.3 million recovery from the Bank’s obligations for the supplemental executive retirement plans.

Premises and occupancy expense increased $258,000, or 8%, to $3.4 million in fiscal 2023 from $3.2 million in fiscal 2022. The increase was due primarily to higher network services expenses, attributable to a refund of $136,000 in fiscal 2022 from a vendor on previously paid network services invoices that were overstated when paid and not replicated in fiscal 2023 and higher network services expenses in fiscal 2023 resulting from network upgrades.

Provision for Income Taxes. The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation and bank-owned life insurance policies, among others. Therefore, there are fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

The provision for income taxes was $3.8 million for fiscal 2023, representing an effective tax rate of 30.8%, similar to $3.8 million in fiscal 2022, representing an effective tax rate of 29.3%. The higher effective tax rate in fiscal 2023 was attributable primarily to a decrease in the tax benefit realized from the equity incentive awards with the share price lower at vesting and distribution than the fair value estimated on the grant date, while the effective tax rate in fiscal 2022 was impacted by the non-taxable treatment of the lower ERTC for state tax purposes (not replicated in fiscal 2023).

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

	Year Ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,029,000	$42,191	4.10%	$870,328	$32,161	3.70%
Investment securities	172,005	2,169	1.26%	206,876	1,906	0.92%
FHLB – San Francisco stock	8,488	556	6.55%	8,172	489	5.98%
Interest-earning deposits	26,214	1,076	4.05%	74,897	174	0.23%

Total interest-earning assets	1,235,707	45,992	3.72%	1,160,273	34,730	2.99%

Noninterest-earning assets	32,763			32,787

Total assets	$1,268,470			$1,193,060

Interest-bearing liabilities:
Checking and money market accounts(2)	$479,921	227	0.05%	$505,726	220	0.04%
Savings accounts	318,795	168	0.05%	324,292	172	0.05%
Time deposits	162,144	2,751	1.70%	131,479	752	0.57%

Total deposits(3)	960,860	3,146	0.33%	961,497	1,144	0.12%

Borrowings	159,742	5,861	3.67%	86,883	1,991	2.29%

Total interest-bearing liabilities	1,120,602	9,007	0.80%	1,048,380	3,135	0.30%

Noninterest-bearing liabilities	17,307			17,272

Total liabilities	1,137,909			1,065,652

Stockholders’ equity	130,561			127,408
Total liabilities and stockholders’ equity	$1,268,470			$1,193,060

Net interest income		$36,985			$31,595

Interest rate spread(4)			2.92%			2.69%
Net interest margin(5)			2.99%			2.72%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.27%			110.67%

(1)	Includes non-performing loans of $1.1 million and $4.2 million, as well as net deferred loan costs of $959 thousand and $1.8 million for the fiscal years ended June 30, 2023 and 2022, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $112.9 million and $119.5 million in the fiscal years ended June 30, 2023 and 2022, respectively.
(3)	Includes the average balance of uninsured deposits of $170.2 million and $169.2 million in the fiscal years ended June 30, 2023 and 2022, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2023 Compared
	To Year Ended June 30, 2022
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$3,524	$5,871	$635	$10,030
Investment securities	703	(321)	(119)	263
FHLB – San Francisco stock	46	19	2	67
Interest-bearing deposits	2,874	(112)	(1,860)	902
Total net change in income on interest-earning assets	7,147	5,457	(1,342)	11,262

Interest-bearing liabilities:
Checking and money market accounts	20	(10)	(3)	7
Savings accounts	—	(4)	—	(4)
Time deposits	1,477	175	347	1,999
Borrowings	1,197	1,668	1,005	3,870
Total net change in expense on interest-bearing liabilities	2,694	1,829	1,349	5,872
Net increase (decrease) in net interest income	$4,453	$3,628	$(2,691)	$5,390

(1)	Includes non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Liquidity and Capital Resources

The Corporation's primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, proceeds from FHLB - San Francisco advances, access to the discount window facility at the Federal Reserve Bank of San Francisco and access to the correspondent bank’s federal funds facility. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank has been the origination and purchase of loans held for investment. During the fiscal years ended June 30, 2023 and 2022, the Bank originated loans held for investment of $237.1 million and $299.8 million, respectively. In addition, the Bank purchased loans held for investment from other financial institutions in fiscal 2023 and fiscal 2022 of $0 and $6.4 million, respectively. At June 30, 2023 and 2022, the Bank had loan origination commitments totaling $2.4 million and $43.4 million, with undisbursed loan funds of $2.0 million and $3.4 million, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the fiscal years ended June 30, 2023 and 2022, the net (decrease) increase in deposits was $(4.9 million) and $17.5 million, respectively. On June 30, 2023, time deposits scheduled to mature in one year or less were $166.5 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates based upon the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2023, total cash and cash equivalents were $65.8 million, or 4.9% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2023, the remaining financing availability at the FHLB - San Francisco was $287.9 million and the remaining available collateral was $468.6 million. In addition, the Bank has secured a $139.0 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities. The Bank also has a federal funds facility with its correspondent bank for $50.0 million which matures on June 30, 2024. As of June 30, 2023, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank. The total available borrowing capacity across all sources totals approximately $476.9 million at June 30, 2023.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2023 decreased to 18.1% from 24.3% during the same quarter ended June 30, 2022. The decrease in the liquidity ratio was due primarily to the decrease in average qualifying liquid assets and the increase in average borrowings during the quarter ended June 30, 2023 in comparison to the quarter ended June 30, 2022. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco, Federal Reserve Bank of San Francisco and its correspondent bank.

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

Based on our current capital allocation objectives, during fiscal 2024 we project expending approximately $1.8 million to $2.7 million for capital investment in property, plant and equipment. For additional information regarding our commitments, see Note 13, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Provident is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends and stock repurchases. Provident’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. During fiscal 2023, the Corporation purchased 302,719 shares of the Corporation’s common stock with a weighted average cost of $14.01 per share. As of June 30, 2023, there are 61,540 shares available for purchase under the Corporation’s existing stock repurchase plan. The Corporation purchases the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during fiscal 2024 at this rate of $0.14 per share, our average total dividend paid each quarter would be approximately $986,000 based on the number of our current outstanding shares as of June 30, 2023. At June 30, 2023, Provident (on an unconsolidated basis) had liquid assets of approximately $3.7 million.

The Bank, as a federally-chartered, federally insured savings bank, is subject to the capital requirements established by the OCC. Under the OCC's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. In addition, Provident Financial Holdings, Inc., as a savings and loan holding company registered with the FRB, is required by the FRB to maintain capital adequacy that generally parallels the OCC requirements. Since the holding company has less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the FRB expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

At June 30, 2023, the Bank exceeded all regulatory capital requirements. Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.5% for CET1 Capital, 8.0% for Tier 1 Risk-based Capital and

10.0% for Total Risk-based Capital are required to be deemed “well capitalized.” As of June 30, 2023, the Bank exceeded the capital ratios needed to be considered well capitalized with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Risk-based Capital and Total Risk-based Capital ratios of 9.6%, 18.5%, 18.5% and 19.4%, respectively. See also, “Regulation – Federal Regulation of Savings Institutions – Capital Requirements” and Note 9, "Capital" of the Notes to Consolidated Financial Statements contained in Items 1 and 8 of this Form 10-K, respectively.

Impact of New Accounting Pronouncements

Various elements of the Corporation's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are important to gain an understanding of the financial statements of the Corporation. These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan losses, the estimated fair value of derivative financial instruments and the valuation of mortgage servicing assets and real estate owned. These policies and judgments, estimates and assumptions are described in greater detail in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled “Organization and Summary of Significant Accounting Policies” contained in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, because of the sensitivity of the financial statements to these accounting policies, changes to the judgments, estimates and assumptions used could result in material differences in the results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk. The Corporation does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments. Furthermore, the Corporation is not subject to foreign currency exchange rate risk or commodity price risk. The primary market risk that the Corporation faces is interest rate risk. For information regarding the sensitivity to interest rate risk of the Corporation's interest-earning assets and interest-bearing liabilities, see “Interest Rate Risk” below and Item 1, “Business - Lending Activities - Maturity of Loans Held for Investment,” “- Investment Securities Activities,” and “- Deposit Activities and Other Sources of Funds - Time Deposits by Remaining Maturity” in this Form 10-K.

Interest Rate Risk. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Corporation, through the Corporation's Asset-Liability Committee, has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest rate sensitivity of the Corporation's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions. In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government agency MBS and U.S. government sponsored enterprise MBS and CMO with contractual maturities of up to 30 years that reprice frequently or have a relatively short-average life. The Corporation relies on retail deposits as its primary source of funds while utilizing brokered certificates of deposit and FHLB - San Francisco advances as secondary sources of funding. Management believes retail deposits, unlike brokered certificates of deposit, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years. For additional information, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of June 30, 2023, the targeted federal funds rate range was 5.00% to 5.25%.

The following table sets forth as of June 30, 2023 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$120,984	$(2,323)	$1,313,259	9.21%	-8	bp
+200 bp	$122,265	$(1,041)	$1,318,205	9.28%	-1	bp
+100 bp	$122,413	$(894)	$1,322,085	9.26%	-3	bp
-	$123,307	$—	$1,326,784	9.29%	—
-100 bp	$122,456	$(850)	$1,328,869	9.22%	-7	bp
-200 bp	$110,492	$(12,814)	$1,320,843	8.37%	-92	bp
-300 bp	$117,969	$(5,337)	$1,332,337	8.85%	-44	bp

(1)Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2023 (“base case”).
(2)Calculated as the NPV divided by the portfolio value of total assets.
(3)Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at June 30, 2023 and -100 basis point rate shock at June 30, 2022:

	At June 30, 2023		At June 30, 2022
	(-200 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	9.29%		8.87%
Post-Shock NPV Ratio: NPV as a % of PV Assets	8.37%		8.54%
Sensitivity Measure: Change in NPV Ratio	-92	bp	-33	bp

The pre-shock NPV ratio increased 42 basis points to 9.29% (-200 basis point rate shock) at June 30, 2023 from 8.87% (-100 basis point rate shock) at June 30, 2022, while the post-shock NPV ratio decreased 17 basis points to 8.37% (-200 basis point rate shock) at June 30, 2023 from 8.54% (-100 basis point rate shock) at June 30, 2022. The decrease of the NPV ratios was primarily attributable to increases in market interest rates and a $9.5 million cash dividend distribution from the Bank to the Corporation in September 2022, partly offset by the net income in fiscal 2023 and amortization of stock-based compensation. The sensitivity measure increased to 92 basis points at June 30, 2023 from 33 basis points at June 30, 2022.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of June 30, 2023:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of June 30, 2023
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$59,121	$—	$—	$6,728	$65,849
Investment securities	8,693	—	—	147,799	156,492
Loans held for investment	251,618	185,194	223,215	417,602	1,077,629
FHLB - San Francisco stock	9,505	—	—	—	9,505
Other assets	3,711	—	—	19,762	23,473
Total assets	332,648	185,194	223,215	591,891	1,332,948

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	—	—	—	103,006	103,006
Checking deposits - interest bearing	45,431	90,862	90,862	75,717	302,872
Savings deposits	58,041	116,082	116,081	—	290,204
Money market deposits	16,776	16,775	—	—	33,551
Time deposits	166,501	46,984	5,647	1,806	220,938
Borrowings	150,009	80,000	5,000	—	235,009
Other liabilities	1,737	—	—	15,944	17,681
Stockholders' equity	—	—	—	129,687	129,687
Total liabilities and stockholders' equity	438,495	350,703	217,590	326,160	1,332,948

Repricing gap positive (negative)	$(105,847)	$(165,509)	$5,625	$265,731	$—
Cumulative repricing gap:
Dollar amount	$(105,847)	$(271,356)	$(265,731)	$—	$—
Percent of total assets	(8)%	(20)%	(20)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

The static gap analysis under “12 months or less” duration, “Greater than 1 year to 3 years” duration and “Greater than 3 years to 5 years” duration  show negative positions in the "Cumulative repricing gap - dollar amount" category, indicating more liabilities are sensitive to repricing than assets in the short and intermediate terms. Management views noninterest-bearing deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For the purpose of calculating gap, a portion of these interest-bearing deposit balances are assumed to be subject to estimated repricing as follows: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100, minus 100, minus 200 and minus 300 basis points.

The following table describes the results of the analysis at June 30, 2023 and 2022:

At June 30, 2023		At June 30, 2022
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-10.56%	+300 bp	3.32%
+200 bp	-5.26%	+200 bp	2.14%
+100 bp	-1.95%	+100 bp	1.05%
-100 bp	1.25%	-100 bp	-0.09%
-200 bp	-0.59%	-200 bp	-3.28%
-300 bp	-3.33%	-300 bp	-7.71%

At June 30, 2023, the Corporation was liability sensitive as its interest-bearing liabilities are expected to reprice more quickly than its interest-earning assets during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects a decrease in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period at the -100 basis point scenario and a decrease in net interest income over the subsequent 12-month period for the -200 and -300 basis point scenarios.

At June 30, 2022, the Corporation was asset sensitive as its interest-earning assets were expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2023 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that, as of June 30, 2023, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2023. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2023.

Date: September 5, 2023

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
President, Chief Operating Officer and
Chief Financial Officer

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item regarding the Corporation’s Board of Directors is incorporated herein by reference from the section captioned “Proposal I – Election of Directors” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. For information regarding the Corporation’s executive officers, see Item 1, “Business - Executive Officers” in this Form 10-K, which is incorporated herein by reference.

Code of Ethics for Senior Financial Officers

The Corporation has adopted a Code of Ethics, which applies to all directors, officers, and employees of the Corporation. The Code of Ethics is publicly available as Exhibit 14 to the Corporation’s Annual Report on Form 10-K for the fiscal year June 30, 2007, and is available on the Corporation’s website, www.myprovident.com. If the Corporation makes any substantial amendments to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Corporation’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, the Corporation will disclose the nature of such amendment or waiver on the Corporation’s website and in a report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

The Corporation has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee consists of three independent directors of the Corporation: Judy A. Carpenter, Debbi H. Guthrie and Kathy M. Michalak. The Corporation has designated Judy A. Carpenter, Audit Committee Chair, as its audit committee financial expert. Ms. Carpenter is independent, as independence for audit committee members is defined under the listing standards of the NASDAQ Stock Market, a Certified Public Accountant in California (inactive) and has been in public accounting as well as has extensive business knowledge, financial expertise and unparalleled familiarity with our local market and communities.

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

d)	Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2023:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to Be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan:
Stock Options	31,000	$15.78	—
2010 Equity Incentive Plan:
Stock Options	158,000	$15.65	—
2013 Equity Incentive Plan:
Stock Options	245,500	$16.32	21,000
Restricted Stock	51,000	N/A	18,250
2022 Equity Incentive Plan:
Stock Options	—	$—	175,000
Restricted Stock	—	N/A	200,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	485,500	$16.04	414,250	(1)

(1)	Includes 218,250 securities available for future issuance as restricted stock or restricted stock units under the foregoing compensation plans.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

3.2	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed on November 30, 2022)

4.1	Form of Certificate of Provident's Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996))

4.2	Description of Capital Stock of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2019)

10.1	Employment Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated July 7, 2009)

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

10.22	2022 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 27, 2022)

10.23	Form of Incentive Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form S-8 dated December 16, 2022)

10.24	Form of Non-Qualified Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form S-8 dated December 16, 2022)

10.25	Form of Restricted Stock Agreement for restricted shares awarded under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation’s Form S-8 dated December 16, 2022)
13	2023 Annual Report to Stockholders

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

101

The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	The cover page from this Annual Report on Form 10-K for the year ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 5, 2023	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden	Chairman and	September 5, 2023
Craig G. Blunden	Chief Executive Officer (Principal Executive Officer)

/s/ Donavon P. Ternes	President, Chief Operating Officer	September 5, 2023
Donavon P. Ternes	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Bruce W. Bennett	Director	September 5, 2023
Bruce W. Bennett

/s/ Judy A. Carpenter	Director	September 5, 2023
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 5, 2023
Debbi H. Guthrie

/s/ Kathy M. Michalak	Director	September 5, 2023
Kathy M. Michalak

/s/ Roy H. Taylor	Director	September 5, 2023
Roy H. Taylor

/s/ William E. Thomas	Director	September 5, 2023
William E. Thomas

Provident Financial Holdings, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors ofProvident Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings and subsidiary (the "Corporation") as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Loans Held for Investment - Allowance for Loan Losses — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

Management estimates the Corporation’s allowance for loan losses (”ALL”) for the probable losses inherent in loans held for investment, segregating collectively evaluated allowances and individually evaluated allowances for loans. The total estimate was $5.9 million at June 30, 2023. The determination of the appropriate ALL inherently involves a high degree of subjectivity and requires significant estimates of the existing credit risks using both quantitative and qualitative analyses.

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

/s/Deloitte & Touche LLP

Costa Mesa, California
September 5, 2023

We have served as the Corporation's auditor since 2001.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Financial Condition

	June 30,	June 30,
(In Thousands, Except Share and Per Share Information)	2023	2022
Assets
Cash and cash equivalents	$65,849	$23,414
Investment securities - held to maturity, at cost	154,337	185,745
Investment securities - available for sale, at fair value	2,155	2,676
Loans held for investment, net of allowance for loan losses of $5,946 and $5,564, respectively; includes $1,312 and $1,396 of loans held at fair value, respectively; $967.6 million and $570.4 million pledged to FHLB - San Francisco, respectively	1,077,629	939,992
Accrued interest receivable	3,711	2,966
Federal Home Loan Bank (“FHLB”) - San Francisco stock	9,505	8,239
Premises and equipment, net	9,231	8,826
Prepaid expenses and other assets	10,531	15,180

Total assets	$1,332,948	$1,187,038

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$103,007	$125,089
Interest-bearing deposits	847,564	830,415
Total deposits	950,571	955,504

Borrowings	235,009	85,000
Accounts payable, accrued interest and other liabilities	17,681	17,884
Total liabilities	1,203,261	1,058,388

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value; (40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued; 7,043,170 and 7,285,184 shares outstanding, respectively)	183	183
Additional paid-in capital	99,505	98,826
Retained earnings	207,274	202,680
Treasury stock at cost (11,186,445 and 10,944,431 shares, respectively)	(177,237)	(173,041)
Accumulated other comprehensive (loss) income, net of tax	(38)	2

Total stockholders’ equity	129,687	128,650

Total liabilities and stockholders’ equity	$1,332,948	$1,187,038

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Operations

	Fiscal Year Ended June 30,
(In Thousands, Except Per Share Information)	2023	2022
Interest income:
Loans receivable, net	$42,191	$32,161
Investment securities	2,169	1,906
FHLB - San Francisco stock	556	489
Interest-earning deposits	1,076	174
Total interest income	45,992	34,730

Interest expense:
Deposits	3,146	1,144
Borrowings	5,861	1,991
Total interest expense	9,007	3,135

Net interest income	36,985	31,595
Provision (recovery) for loan losses	374	(2,462)
Net interest income, after provision (recovery) for loan losses	36,611	34,057

Non-interest income:
Loan servicing and other fees	414	1,056
Deposit account fees	1,296	1,302
Card and processing fees	1,525	1,639
Other	840	719
Total non-interest income	4,075	4,716

Non-interest expense:
Salaries and employee benefits	17,737	15,833
Premises and occupancy	3,447	3,189
Equipment expense	1,152	1,282
Professional expense	1,517	1,419
Sales and marketing expense	622	642
Deposit insurance premium and regulatory assessments	657	543
Other	3,138	3,007
Total non-interest expense	28,270	25,915

Income before income taxes	12,416	12,858
Provision for income taxes	3,824	3,765
Net income	$8,592	$9,093

Basic earnings per share	$1.20	$1.23
Diluted earnings per share	$1.19	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended June 30,
(In Thousands)	2023	2022
Net income	$8,592	$9,093

Change in unrealized holding losses on securities available for sale and interest-only strips	(57)	(99)
Reclassification of losses to net income	—	—
Other comprehensive loss, before income tax benefit	(57)	(99)
Income tax benefit	(17)	(29)
Other comprehensive loss	(40)	(70)
Total comprehensive income	$8,552	$9,023

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Common					Comprehensive
	Stock		Additional			Income (Loss),
(In Thousands, Except Share Information)	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Net of Tax	Total
Balance at June 30, 2021	7,541,469	$183	$97,978	$197,733	$(168,686)	$72	$127,280

Net income				9,093			9,093
Other comprehensive loss						(70)	(70)
Purchase of treasury stock	(257,285)				(4,305)		(4,305)
Distribution of restricted stock	1,000						—
Awards for restricted stock			(9)		9		—
Forfeiture of restricted stock			59		(59)		—
Amortization of restricted stock, net of tax			747				747
Stock options expense, net of tax			51				51
Cash dividends(1)				(4,146)			(4,146)
Balance at June 30, 2022	7,285,184	$183	$98,826	$202,680	$(173,041)	$2	$128,650

Net income				8,592			8,592
Other comprehensive loss						(40)	(40)
Purchase of treasury stock (2)	(335,764)				(4,648)		(4,648)
Awards for restricted stock	93,750		(479)		479		—
Forfeiture of restricted stock			27		(27)		—
Amortization of restricted stock, net of tax			1,109				1,109
Stock options expense, net of tax			76				76
Tax effect from stock-based compensation			(54)				(54)
Cash dividends(1)				(3,998)			(3,998)
Balance at June 30, 2023	7,043,170	$183	$99,505	$207,274	$(177,237)	$(38)	$129,687

(1)	Cash dividends of $0.56 per share were paid in both fiscal 2023 and 2022.
(2)	Includes the purchase of 33,045 shares of distributed restricted stock in fiscal 2023 in settlement of employees' withholding tax obligations.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended June 30,
(In Thousands)	2023	2022
Cash flows from operating activities:
Net income	$8,592	$9,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,188	4,849
Provision (recovery) for loan losses	374	(2,462)
Stock-based compensation	1,185	798
Provision for deferred income taxes	1,231	1,140
Increase in accounts payable, accrued interest and other liabilities	121	484
Decrease (increase) in prepaid expenses and other assets	1,634	(2,109)
Net cash provided by operating activities	16,325	11,793

Cash flows from investing activities:
Increase in loans held for investment, net	(138,970)	(88,320)
Purchase of investment securities - held to maturity	—	(19,120)
Maturity of investment securities - held to maturity	400	600
Principal payments from investment securities - held to maturity	30,217	54,530
Principal payments from investment securities - available for sale	464	813
Purchase of FHLB - San Francisco stock	(1,266)	(84)
Purchase of premises and equipment	(741)	(165)
Net cash used for investing activities	(109,896)	(51,746)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(4,933)	17,531
Proceeds from long-term borrowings	65,000	—
Repayments of long-term borrowings	(30,000)	(20,983)
Proceeds from short-term borrowings, net	115,009	5,000
Treasury stock purchases	(4,648)	(4,305)
Withholding taxes on stock-based compensation	(424)	—
Cash dividends	(3,998)	(4,146)
Net cash provided by (used for) financing activities	136,006	(6,903)

Net increase (decrease) in cash and cash equivalents	42,435	(46,856)
Cash and cash equivalents at beginning of year	23,414	70,270
Cash and cash equivalents at end of year	$65,849	$23,414
Supplemental information:
Cash paid for interest	$7,480	$3,171
Cash paid for income taxes	$2,725	$2,725

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

The Corporation has determined that it operates in one business segment through the Bank. The Bank's activities include attracting deposits, offering banking services and originating and purchasing single-family, multi-family, commercial real estate, construction and other mortgage loans and, to a lesser extent, commercial business and consumer loans held for investment. Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California. Additional activities may include originating saleable single-family loans, primarily fixed-rate first mortgages. Loans are primarily originated and purchased in California.

Use of estimates

The accounting and reporting policies of the Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities, the valuation of loans held for investment at fair value, deferred tax assets, loan servicing assets, real estate owned and deferred compensation costs.

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

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). For debt securities, an OTTI is evident if the Corporation intends to sell the debt security or will more likely than not be required to sell the debt security before full recovery of the entire amortized cost basis is realized. However, even if the Corporation does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Corporation performs an analysis of evaluating factors such as cash and working capital requirements, contractual and regulatory obligations, and specific company/industry considerations. In addition, the Corporation must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income and the non-credit component is recognized through accumulated other comprehensive income, net of tax.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Loans held for investment

Loans held for investment consist of long-term adjustable and fixed rate loans secured by first trust deeds on single-family residences and multi-family and commercial real estate loans secured by commercial property, land and other residential properties, which the Corporation intends to hold for the foreseeable future. These loans are generally offered to customers and businesses located in California.

Net loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method. Amortization is discontinued for non-performing loans. Interest receivable represents, for the most part, the current month’s interest, which will be included as a part of the borrower’s next monthly loan payment. Interest receivable is accrued only if deemed collectible. Loans are placed on non-performing status when they become 90 days past due or if the loan is deemed impaired. When a loan is placed on non-performing status, interest accrued but not received is reversed against interest income. Interest income on non-performing loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible. If the principal balance is not deemed collectible, the entire payment received (principal and interest) is applied to the outstanding loan balance. Non-performing loans that become current as to both principal and interest are returned to accrual status after demonstrating satisfactory payment history (usually six consecutive months) and when future payments are expected to be collectible.

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

The allowance has two components: collectively evaluated allowances and individually evaluated allowances. Each of these components is based upon estimates that can change over time. The allowance is based on historical experience and, as a result, can differ from actual losses incurred in the future. The Corporation also applies qualitative loss factors by assessing general economic indicators such as gross domestic product, retail sales, unemployment rates, employment growth, California home sales and median California home prices, as well as peer group data, reflecting the effect of events that have occurred but are not yet evidenced in the historical data. The historical data is reviewed at least quarterly and adjustments are made as needed. Management considers, based on currently available information, the allowance for loan losses sufficient to absorb probable losses inherent within loans held for investment. Various techniques are used to arrive at an individually evaluated allowance, including discounted cash flows and the fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.

On July 1, 2023, the Corporation will adopt a new measurement of credit losses on its financial instruments, the Current Expected Credit Losses (“CECL”), as described in the Accounting Standard Updates section below under ASU 2016-13.

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

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, may include but are not limited to:

a)	A reduction in the stated interest rate and/or accrued interest.
b)	An extension of the maturity date, typically longer than six months.
c)	A reduction in the principal loan balance.
d)	Extensions, deferrals, renewals and rewrites.
e)	Loans that have been discharged in a Chapter 7 Bankruptcy that have not been reaffirmed by the borrower.

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

The Corporation measures the allowance for loan losses of restructured loans based on the difference between the loan’s original carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan. Based on the Office of the Comptroller of the Currency (“OCC”) guidance with respect to restructured loans and to conform to general practices within the banking industry, the Corporation maintains certain restructured loans on accrual status, provided there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation. All other restructured loans are classified as “Substandard” and placed on non-performing status.

The Corporation typically upgrades restructured loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months or 12 consecutive months for those loans that were restructured more than once. Once the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan. In addition to the payment history described above; multi-family, commercial real estate, construction and commercial business loans must also demonstrate a combination of corroborating characteristics to be upgraded, such as satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

Non-performing loans

The Corporation assesses loans individually and classifies as non-performing when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectability of principal and interest, even though the loans may currently be performing. Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Corporation measures each non-performing loan based on ASC 310, establishes a collectively evaluated or individually evaluated allowance, and charges off those loans or portions of loans deemed uncollectible.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available, if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income. The deferred income tax asset related to the allowance for loan losses will be realized when actual charge-offs are made against the allowance. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset. The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance. The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit. Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance. As of June 30, 2023 and 2022, the estimated deferred tax asset, which is included in prepaid expenses and other assets, was $218,000 and $1.4 million, respectively. The Corporation maintains net deferred tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains (losses), among other items. The decrease in the net deferred tax asset resulted primarily from a lower deferred compensation and an increase in deferred tax liabilities from higher net deferred loan costs. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2023 or 2022.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Cash dividend

A declaration or payment of dividends is at the discretion of the Corporation’s Board of Directors, who take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For additional information, see Note 18 of the Notes to Consolidated Financial Statements regarding the subsequent event related to the cash dividend.

Stock repurchases

The Corporation repurchased 302,719 shares of its common stock with an average cost of $14.01 per share during fiscal 2023 pursuant to its April 2022 stock repurchase plan that was extended through April 28, 2024. As of June 30, 2023, a total of 61,540 shares or 17 percent of the shares authorized for repurchase under the plan remain available to purchase until the plan expires on April 28, 2024.

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

Stock-based compensation

ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Stock-based compensation, inclusive of restricted stock expense, recognized in the Consolidated Statements of Operations for the fiscal years ended June 30, 2023 and 2022 was $1.2 million and $798,000, respectively.

Employee Stock Ownership Plan ("ESOP")

The Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Restricted stock

The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date. A total of $1.1 million and $747,000 of restricted stock expense was amortized during fiscal 2023 and 2022, respectively.

Post-retirement benefits

The estimated obligation for post-retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees. The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition. Effective July 1, 2003, the Corporation discontinued the post-retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits. At June 30, 2023 and 2022, the accrued liability for post-retirement benefits was $270,000 and $174,000, respectively, which was fully funded consistent with actuarially determined estimates of the future obligation.

Comprehensive income

ASC 220, “Comprehensive Income,” requires that realized revenues, expenses, gains and losses be included in net income (loss). Unrealized gains (losses) on available for sale securities and interest-only strips are reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition and the change in the unrealized gains (losses) are reported on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Accounting standard updates (“ASU”)

ASU 2016-13:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, March 2020, ASU 2020-03 and March 2022, ASU 2022-02, all of which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB also issued ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” extending the adoption date for certain registrants, including the Corporation. These ASUs related to Topic 326 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is evaluating its current expected credit loss methodology of its loans held for investment and investment securities held to maturity to identify the necessary modifications in accordance with these standards and expects a change in the processes and procedures to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Corporation established a project team and implementation plan to address the key components to this process. The Corporation has determined its loan segmentation, compiled historical data and selected methodologies for each loan grouping. The Corporation ran several sets of parallel runs, and sensitivity analysis on its initial modeling assumptions and completed validation of the model in the fourth quarter of fiscal year 2023 prior to the adoption date of July 1, 2023. The Corporation anticipates the allowance for credit losses for loans held for investment to change through a one-time adjustment to retained earnings, net of estimated income taxes. Upon adoption of ASU 2016-13 on July 1, 2023, we expect to recognize a reduction to our opening retained earnings of approximately $825,000, net of deferred taxes and other immaterial adjustments, resulting from a pretax increase to our allowance for credit losses of approximately $1.2 million. The increase is primarily related to the difference between the historical incurred loss methodology currently utilized, as compared to estimating lifetime credit losses as required by the CECL standard. Additionally, we do not expect the adoption of CECL to result in a material impact to our held-to-maturity securities portfolio, which is primarily comprised of government agency mortgage-backed securities.

ASU 2020-04:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the “discounting transition”). In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848. The FASB had originally included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In March 2021, it was announced that the intended cessation date of LIBOR would be extended to June 30, 2023. As a result, the FASB issued ASU 2022-06 deferring the sunset date of Topic 848 from March 31, 2023 to December 31, 2024. This ASU is effective for all entities as of March 12, 2020 through December 31, 2024. The Corporation is in the process of transitioning into other rate indices in accordance with the government agency guidelines. As of June 30, 2023, the Corporation had approximately $469.4 million in loans held for investment with LIBOR indices. Beginning July 1, 2023, the Corporation is transitioning these loans to Secured Overnight Financing Rate (“SOFR”) indices. The Corporation is evaluating the impact of the adoption of this ASU and does not anticipate a material impact to its consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2023 and 2022 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2023	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$149,803	$—	$(18,459)	$131,344	$149,803
U.S. government sponsored enterprise CMO(2)	3,883	—	(336)	3,547	3,883
U.S. SBA securities(3)	651	—	(1)	650	651
Total investment securities - held to maturity	154,337	—	(18,796)	135,541	154,337

Available for sale
U.S. government agency MBS(1)	1,417	—	(47)	1,370	1,370
U.S. government sponsored enterprise MBS(1)	697	—	(14)	683	683
Private issue CMO(2)	103	—	(1)	102	102
Total investment securities - available for sale	2,217	—	(62)	2,155	2,155
Total investment securities	$156,554	$—	$(18,858)	$137,696	$156,492

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized mortgage obligations (“CMO”).
(3)	Small Business Administration ("SBA").

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2022	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$180,492	$63	$(13,945)	$166,610	$180,492
U.S. government sponsored enterprise CMO	3,913	—	(150)	3,763	3,913
U.S. SBA securities	940	11	—	951	940
Certificates of deposit	400	—	—	400	400
Total investment securities - held to maturity	185,745	74	(14,095)	171,724	185,745

Available for sale
U.S. government agency MBS	1,698	6	(6)	1,698	1,698
U.S. government sponsored enterprise MBS	865	4	(4)	865	865
Private issue CMO	118	—	(5)	113	113
Total investment securities - available for sale	2,681	10	(15)	2,676	2,676
Total investment securities	$188,426	$84	$(14,110)	$174,400	$188,421

In fiscal 2023 and 2022, the Corporation received principal payments from its investment securities of $30.7 million and $55.3 million, respectively and did not sell any investment securities. The Corporation did not purchase any investment securities in fiscal 2023, while in fiscal 2022, the Corporation purchased investment securities totaling $19.0 million.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of June 30, 2023 and 2022, the Corporation held investments with an unrealized loss position of $18.9 million and $14.1 million, respectively.

As of June 30, 2023	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$10,839	$253	$120,506	$18,206	$131,345	$18,459
U.S. government sponsored enterprise CMO	—	—	3,547	336	3,547	336
U.S. SBA securities	650	$1	—	—	650	1
Total investment securities - held to maturity	11,489	254	124,053	18,542	135,542	18,796

Available for sale
U.S government agency MBS	696	20	673	27	1,369	47
U.S. government sponsored enterprise MBS	87	2	558	12	645	14
Private issue CMO	—	—	102	1	102	1
Total investment securities - available for sale	783	22	1,333	40	2,116	62
Total investment securities	$12,272	$276	$125,386	$18,582	$137,658	$18,858

As of June 30, 2022	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$121,844	$9,018	$35,528	$4,927	$157,372	$13,945
U.S. government sponsored enterprise CMO	3,764	150	—	—	3,764	150
Total investment securities - held to maturity	125,608	9,168	35,528	4,927	161,136	14,095

Available for sale
U.S government agency MBS	826	6	—	—	826	6
U.S. government sponsored enterprise MBS	671	4	—	—	671	4
Private issue CMO	113	5	—	—	113	5
Total investment securities - available for sale	1,610	15	—	—	1,610	15
Total investment securities	$127,218	$9,183	$35,528	$4,927	$162,746	$14,110

The Corporation evaluates individual investment securities quarterly for other-than-temporary impairment. At June 30, 2023, $18.6 million of the $18.9 million of unrealized holding losses were in a loss position for 12 months or more; while at June 30, 2022, $4.9 million of the $14.1 million of unrealized holding losses were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased, and not due to the credit quality of the investment securities; which are predominately U.S. government sponsored enterprise (GSE) securities. The Corporation performs an analysis of evaluating

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

factors such as cash and working capital requirements, contractual and regulatory obligations, and specific company/industry considerations. Based on its analysis, the Corporation has determined that the unrealized losses are temporary in nature due to the fluctuating nature of interest rates, as well as the Corporation’s intent and ability to hold these investments until maturity. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these securities until maturity and does not need to liquidate these investment securities in order to maintain adequate liquidity.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $287.9 million as of June 30, 2023 at the Federal Home Loan Bank of San Francisco. In addition, the Bank has secured an estimated $139.0 million discount window facility at the Federal Reserve Bank of San Francisco collateralized by investment securities with June 30, 2023 balances of $150.3 million. As of June 30, 2023, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The total available borrowing capacity across all sources totals approximately $476.9 million at June 30, 2023. The Bank had no advances under the Federal Reserve Bank of San Francisco discount window or correspondent bank facility as of June 30, 2023.

At June 30, 2022, the Bank had a remaining borrowing capacity of $310.3 million at the Federal Home Loan Bank of San Francisco. In addition, the Bank had secured an estimated $153.9 million discount window facility at the Federal Reserve Bank of San Francisco collateralized by investment securities with June 30, 2022 balances of $180.6 million. As of June 30, 2022, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The total available borrowing capacity across all sources totals approximately $514.2 million at June 30, 2022. The Bank had no advances under the Federal Reserve Bank of San Francisco discount window or correspondent bank facility as of June 30, 2022.

At June 30, 2023 and 2022, the Corporation did not hold any investment securities with the intent to sell and determined it had the ability to hold these investment securities until maturity. It also determined that it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded for the fiscal years ended June 30, 2023 and 2022.

Contractual maturities of investment securities as of June 30, 2023 and 2022 were as follows:

	June 30, 2023		June 30, 2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$303	$300	$1,427	$1,425
Due after one through five years	7,686	7,365	10,908	10,805
Due after five through ten years	61,043	54,686	77,167	72,625
Due after ten years	85,305	73,190	96,243	86,869
Total investment securities - held to maturity	154,337	135,541	185,745	171,724

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	590	580	98	98
Due after ten years	1,627	1,575	2,583	2,578
Total investment securities - available for sale	2,217	2,155	2,681	2,676
Total investment securities	$156,554	$137,696	$188,426	$174,400

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2023 and 2022:

(In Thousands)	June 30, 2023	June 30, 2022
Mortgage loans:
Single-family	$518,821	$378,234
Multi-family	461,113	464,676
Commercial real estate	90,558	90,429
Construction	1,936	3,216
Other	106	123
Commercial business loans	1,565	1,206
Consumer loans	65	86
Total loans held for investment, gross	1,074,164	937,970

Advance payments of escrows	148	47
Deferred loan costs, net	9,263	7,539
Allowance for loan losses	(5,946)	(5,564)
Total loans held for investment, net	$1,077,629	$939,992

The following table sets forth information at June 30, 2023 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised 11% of loans held for investment at both June 30, 2023 and June 30, 2022. Adjustable rate loans having no stated repricing date that reprice when the index to which they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year, subject to periodic and maximum rate cap. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$56,859	$22,936	$68,980	$258,085	$111,961	$518,821
Multi-family	152,929	147,344	118,761	41,950	129	461,113
Commercial real estate	39,071	15,069	35,135	—	1,283	90,558
Construction	1,440	—	—	—	496	1,936
Other	—	—	—	—	106	106
Commercial business loans	1,565	—	—	—	—	1,565
Consumer loans	65	—	—	—	—	65
Total loans held for investment, gross	$251,929	$185,349	$222,876	$300,035	$113,975	$1,074,164

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

effect of events that have occurred but are not yet evidenced in the historical data. The Corporation assigns individual factors for the quantitative and qualitative methods for each loan category and each internal risk rating.

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

A description of the general characteristics of the risk grades is as follows:

●	Pass - These loans range from minimal credit risk to average however still acceptable credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention asset has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Bank is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.

The following tables summarize gross loans held for investment by loan types and risk category at the dates indicated:

	June 30, 2023
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$517,399	$460,603	$90,011	$1,936	$106	$1,565	$65	$1,071,685
Special Mention	—	510	—	—	—	—	—	510
Substandard	1,422	—	547	—	—	—	—	1,969
Total loans held for investment, gross	$518,821	$461,113	$90,558	$1,936	$106	$1,565	$65	$1,074,164

	June 30, 2022
			Commercial		Other	Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Mortgage	Business	Consumer	Total

Pass	$376,502	$464,676	$90,429	$3,216	$123	$1,206	$86	$936,238
Special Mention	224	—	—	—	—	—	—	224
Substandard	1,508	—	—	—	—	—	—	1,508
Total loans held for investment, gross	$378,234	$464,676	$90,429	$3,216	$123	$1,206	$86	$937,970

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

	Year Ended June 30, 2023
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total

Allowance at beginning of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564
Provision (recovery) for loan losses	329	(12)	52	(8)	(1)	15	(1)	374
Recoveries	8	—	—	—	—	—	—	8
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946

Allowance:
Individually evaluated for allowances	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for allowances	1,683	3,270	868	15	2	67	4	5,909
Allowance for loan losses, end of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946

Gross Loans:
Individually evaluated for allowances	$996	$—	$—	$—	$—	$—	$—	$996
Collectively evaluated for allowances	517,825	461,113	90,558	1,936	106	1,565	65	1,073,168
Total loans held for investment, gross	$518,821	$461,113	$90,558	$1,936	$106	$1,565	$65	$1,074,164
Allowance for loan losses as a percentage of gross loans held for investment	0.33%	0.71%	0.96%	0.77%	1.89%	4.28%	6.15%	0.55%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Year Ended June 30, 2022
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total

Allowance at beginning of period	$2,000	$4,485	$1,006	$51	$3	$36	$6	$7,587
(Recovery) provision for loan losses	(1,056)	(1,203)	(190)	(28)	—	16	(1)	(2,462)
Recoveries	439	—	—	—	—	—	—	439
Charge-offs	—	—	—	—	—	—	—	—
Allowance for loan losses, end of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564

Allowance:
Individually evaluated for allowances	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for allowances	1,345	3,282	816	23	3	52	5	5,526
Allowance for loan losses, end of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564

Gross Loans:
Individually evaluated for allowances	$1,275	$—	$—	$—	$—	$—	$—	$1,275
Collectively evaluated for allowances	376,959	464,676	90,429	3,216	123	1,206	86	936,695
Total loans held for investment, gross	$378,234	$464,676	$90,429	$3,216	$123	$1,206	$86	$937,970
Allowance for loan losses as a percentage of gross loans held for investment	0.37%	0.71%	0.90%	0.72%	2.44%	4.31%	5.81%	0.59%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.15)%	—%	—%	—%	—%	—%	—%	(0.05)%

The following summarizes the components of the net change in the allowance for loan losses for the years indicated:

	Year Ended June 30,
(In Thousands)	2023	2022

Balance, beginning of year	$5,564	$7,587
Provision (recovery) for loan losses	374	(2,462)
Recoveries	8	439
Charge-offs	—	—
Balance, end of year	$5,946	$5,564

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	At or For the Year Ended June 30, 2023
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$1,171	$—	$1,171	$(122)	$1,049	$996	$42
Without a related allowance(2)	276	(25)	251	—	251	112	—
Total single-family loans	1,447	(25)	1,422	(122)	1,300	1,108	42

Total non-performing loans	$1,447	$(25)	$1,422	$(122)	$1,300	$1,108	$42

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

	At or For the Year Ended June 30, 2022
	Unpaid	Related			Net	Average	Interest
	Principal	Charge-offs	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$993	$—	$993	$(85)	$908	$2,594	$98
Without a related allowance(2)	548	(33)	515	—	515	635	232
Total single-family loans	1,541	(33)	1,508	(85)	1,423	3,229	330

Multi-family:
With a related allowance	—	—	—	—	—	957	46
Total multi-family loans	—	—	—	—	—	957	46

Total non-performing loans	$1,541	$(33)	$1,508	$(85)	$1,423	$4,186	$376
(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

At June 30, 2023 and 2022, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

During the fiscal years ended June 30, 2023 and 2022, the Corporation’s average investment in non-performing loans was $1.1 million and $4.2 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the fiscal year ended June 30, 2023, the Bank received $49,000 in interest payments from non-performing loans, of which $42,000 was recognized as interest income. The remaining $7,000 was applied to reduce the loan balances under the cost recovery method. In comparison, for the fiscal year ended June 30, 2022, the Bank received $405,000 in interest payments from non-performing loans, of which $376,000 was recognized as interest income. The remaining $29,000 was applied to reduce the loan balances under the cost recovery method.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables provide information on the past due status of the Corporation’s loans held for investment, gross, at the dates indicated.

	June 30, 2023
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$517,399	$—	$1,422	$518,821
Multi-family	461,113	—	—	461,113
Commercial real estate	90,558	—	—	90,558
Construction	1,936	—	—	1,936
Other	106	—	—	106
Commercial business loans	1,565	—	—	1,565
Consumer loans	64	1	—	65
Total loans held for investment, gross	$1,072,741	$1	$1,422	$1,074,164

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2022
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$376,726	$—	$1,508	$378,234
Multi-family	464,676	—	—	464,676
Commercial real estate	90,429	—	—	90,429
Construction	3,216	—	—	3,216
Other	123	—	—	123
Commercial business loans	1,206	—	—	1,206
Consumer loans	83	3	—	86
Total loans held for investment, gross	$936,459	$3	$1,508	$937,970

(1)	All loans 90 days or greater past due are placed on non-accrual status.

For the fiscal year ended June 30, 2023, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; 11 loans were upgraded to the pass category; one loan was downgraded to the special mention category and subsequently upgraded back to the pass category; one loan was paid off; and no loans were converted to real estate owned. For the fiscal year ended June 30, 2022, there were no loans that were newly modified from their original terms, re-underwritten or identified as a restructured loan; three loans were upgraded to the pass category; seven loans were paid off; and no loans were converted to real estate owned. During the fiscal years ended June 30, 2023 and 2022, no restructured loans were in default within a 12-month period subsequent to their original restructuring. Additionally, during the fiscal years ended June 30, 2023 and 2022, there were no restructured loans that were extended beyond the initial maturity of the modification.

As of June 30, 2023, the net outstanding balance of the Corporation’s restructured loans was $708,000, consisting of one loan classified as substandard on non-accrual status. As of June 30, 2023, the restructured loan was delinquent with respect to its payment status. As of June 30, 2022, the net outstanding balance of the Corporation’s 13 restructured loans was $4.5 million; one loan with an outstanding balance of $722,000 was classified as substandard on non-accrual status and 12 loans totaling $3.7 million were classified in the pass category on accrual status. As of June 30, 2022, all of the restructured loans were current with respect to their payment status, consistent with their modified terms. At both June 30, 2023 and June 30, 2022, there were no commitments to lend additional funds to those borrowers whose loans were restructured.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes at the dates indicated the restructured loan balances, net of allowance for loan losses or charge-offs, by loan type and non-accrual versus accrual status at June 30, 2023 and 2022 :

	At June 30,
(In Thousands)	2023	2022
Restructured loans on non-accrual status:
Mortgage loans:
Single-family	$708	$722
Total	708	722

Restructured loans on accrual status:
Mortgage loans:
Single-family	—	3,748
Total	—	3,748
Total restructured loans	$708	$4,470

The following tables show the restructured loans by type, net of allowance for loan losses or charge-offs, at June 30, 2023 and 2022:

	At June 30, 2023
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$745	$—	$745	$(37)	$708
Total single-family	745	—	745	(37)	708

Total restructured loans	$745	$—	$745	$(37)	$708

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.

	At June 30, 2022
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$760	$—	$760	$(38)	$722
Without a related allowance(2)	3,748	—	3,748	—	3,748
Total single-family	4,508	—	4,508	(38)	4,470

Total restructured loans	$4,508	$—	$4,508	$(38)	$4,470

(1)	Consists of collectively and individually evaluated allowances, specifically assigned to the individual loan.
(2)	There was no related allowance for loan losses because these loans have been charged-off to their fair value or the fair value of the collateral is higher than the loan balance.

In the ordinary course of business, the Bank may offer loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. During fiscal

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

2023 and 2022, there were no related-party loan activities and as of June 30, 2023 and 2022, there were no outstanding related-party loans.

Note 4: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation’s Consolidated Statements of Financial Condition. At June 30, 2023, all the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”).

Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Bank utilizes the FHLB - San Francisco interest rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the fiscal years ended June 30, 2023 and 2022, expenses associated with the Corporation’s leases totaled $882,000 and $880,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the Consolidated Statements of Operations.

The following table presents supplemental information related to operating leases at the date and for the years indicated:

	As of June 30,
(In Thousands)	2023	2022
Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$2,147	$1,969
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$2,169	$1,998

	Year Ended June 30,
	2023	2022
Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$787	$788
Equipment expenses from operating leases(1)	95	92
Total lease expense	$882	$880

Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$879	$921

(1)	Includes immaterial variable lease costs.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of June 30, 2023:

Amount(1)
Year Ending June 30,	(In Thousands)
2024	$870
2025	669
2026	383
2027	188
2028	151
Thereafter	33
Total contract lease payments	$2,294

Total liability to make lease payments	$2,169
Difference in undiscounted and discounted future lease payments	$125
Weighted average discount rate	3.11%
Weighted average remaining lease term (years)	2.2

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 5: Premises and Equipment

Premises and equipment at June 30, 2023 and 2022 consisted of the following:

	June 30,
(In Thousands)	2023	2022
Land	$2,853	$2,853
Buildings	10,311	9,896
Leasehold improvements	3,135	2,996
Furniture and equipment	5,226	5,427
Automobiles	176	167
Operating lease – right of use assets (1)	2,147	1,969
	23,848	23,308
Less accumulated depreciation and amortization	(14,617)	(14,482)
Total premises and equipment, net	$9,231	$8,826

(1)	Net of accumulated amortization.

Depreciation and amortization expense for the fiscal years ended June 30, 2023 and 2022 amounted to $1.4 million and $1.5 million, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 6: Deposits

Deposits at June 30, 2023 and 2022 consisted of the following:

	June 30, 2023		June 30, 2022
(Dollars in Thousands)	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – noninterest-bearing	—	$103,006	—	$125,089
Checking deposits – interest-bearing(1)	0.00% - 0.20%	302,872	0.00% - 0.20%	335,788
Savings deposits(1)	0.00% - 0.70%	290,204	0.00% - 0.70%	333,581
Money market deposits(1)	0.00% - 2.00%	33,551	0.00% - 2.00%	39,897
Time deposits:
Under $100(1)(2)	0.00% - 5.25%	154,316	0.00% - 2.13%	60,721
$100 and over	0.07% - 5.35%	66,622	0.05% - 2.13%	60,428
Total deposits(3)		$950,571		$955,504
Weighted-average interest rate on deposits		0.73%		0.11%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.
(2)	Includes brokered certificates of deposit of $106.4 million and $0 at June 30, 2023 and 2022, respectively.
(3)	Includes uninsured deposits of approximately $140.1 million and $173.7 million at June 30, 2023 and 2022, respectively.

The aggregate annual maturities of time deposits at June 30, 2023 and 2022 were as follows:

	June 30,
(In Thousands)	2023	2022
One year or less	$166,501	$78,644
Over one to two years	37,062	20,600
Over two to three years	9,922	13,890
Over three to four years	3,069	3,552
Over four to five years	2,578	3,186
Over five years	1,806	1,277
Total time deposits	$220,938	$121,149

Interest expense on deposits for the years indicated is summarized as follows:

	Year Ended June 30,
(In Thousands)	2023	2022
Checking deposits – interest-bearing	$140	$149
Savings deposits	168	172
Money market deposits	87	71
Time deposits	2,751	752
Total interest expense on deposits	$3,146	$1,144

At June 30, 2023, the Bank had related party deposits of approximately $8.1 million, compared to $6.6 million at June 30, 2022. At June 30, 2023 and 2022, deposits with negative balances (i.e. overdrafts) that were reclassified to loans held for investment totaled $15,000 and $32,000, respectively. The Bank is required to maintain reserve balances with the Federal Reserve Bank of San Francisco. Effective March 26, 2020, the FRB lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent so there was no required reserve balance at June 30, 2023 and 2022.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 7: Borrowings

As of June 30, 2023, the Bank’s FHLB – San Francisco maximum borrowing capacity was approximately $534.1 million, which is limited to 40% of total assets reported on the Bank’s quarterly Call Report. This borrowing capacity was collateralized by pledges of certain real estate loans with an aggregate loan balance of $967.6 million and investment securities of $4.2 million. As of June 30, 2023, the Bank’s borrowings from the FHLB – San Francisco were $235.0 million, with varying maturity dates thru the year 2028. In addition, the Bank utilizes its borrowing facility for letters of credit and for Mortgage Partnership Finance (“MPF”) program credit enhancement. The outstanding letters of credit was $11.0 million and the outstanding MPF credit enhancement was $216,000 at June 30, 2023. As of June 30, 2023, the remaining borrowing capacity was $287.9 million.

As of June 30, 2022, the Bank’s FHLB – San Francisco maximum borrowing capacity was approximately $415.7 million, which is limited to 35% of total assets reported on the Bank’s quarterly Call Report. This borrowing capacity was collateralized by pledges of certain real estate loans with an aggregate loan balance of $570.4 million and investment securities of $4.7 million. As of June 30, 2022, the Bank’s borrowings from the FHLB – San Francisco were $85.0 million, with varying maturity dates through the year 2025. In addition, the Bank utilizes its borrowing facility for letters of credit and for MPF program credit enhancement. The outstanding letters of credit was $18.0 million and the outstanding MPF credit enhancement was $2.5 million at June 30, 2022. As of June 30, 2022, the remaining borrowing capacity was $310.3 million.

In addition, as of June 30, 2023 and 2022, the Bank had $139.0 million and $153.9 million borrowing capacity available from the discount window facility at the Federal Reserve Bank of San Francisco, respectively, collateralized by investment securities. As of June 30, 2023 and 2022, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million at both dates. The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity on June 30, 2024. As of both June 30, 2023 and 2022, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank.

Borrowings at June 30, 2023 and 2022 consisted of the following:

	June 30,
(In Thousands)	2023	2022

FHLB - San Francisco advances	$235,009	$85,000

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock. At June 30, 2023 and 2022, the Bank held a stock investment of $9.5 million and $8.2 million, respectively, with no excess capital stock.

During fiscal 2023 and 2022, the FHLB – San Francisco did not redeem any excess capital stock, while the Bank purchased $1.3 million and $84,000 of FHLB - San Francisco capital stock, respectively. In fiscal 2023 and 2022, the FHLB – San Francisco distributed $556,000 and $489,000 of cash dividends, respectively, to the Bank.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2023	2022

Balance outstanding at the end of year:
FHLB - San Francisco advances	$235,009	$85,000

Weighted-average rate at the end of year:
FHLB - San Francisco advances	4.34%	2.20%

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$235,009	$100,978

Average short-term borrowings during the year with respect to:(1)
FHLB - San Francisco advances	$113,688	$25,513

Weighted-average short-term borrowing rate during the year with respect to:(1)
FHLB - San Francisco advances	3.87%	1.87%

(1)	Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2023 and 2022 were as follows:

	June 30,
(Dollars in Thousands)	2023	2022
Within one year	$150,009	$35,000
Over one to two years	70,000	30,000
Over two to three years	10,000	20,000
Over three to four years	—	—
Over four to five years	5,000	—
Over five years	—	—
Total borrowings	$235,009	$85,000
Weighted average interest rate	4.34%	2.20%

Note 8: Income Taxes

ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there were no unrecognized tax benefits to be reported in the Corporation’s consolidated financial statements for the fiscal years ended June 30, 2023 and 2022.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The provision for income taxes for the years indicated consisted of the following:

	Year Ended June 30,
(In Thousands)	2023	2022

Current:
Federal	$1,638	$1,781
State	955	844
	2,593	2,625
Deferred:
Federal	783	696
State	448	444
	1,231	1,140
Provision for income taxes	$3,824	$3,765

The Corporation’s tax expense from non-qualified stock-based compensation recognized in the Consolidated Statements of Operations in connection with the adoption of ASU 2016-09 for fiscal 2023 and 2022 was $186,000 and $0, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the years indicated:

	Year Ended June 30,
	2023		2022
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$2,607	21.00%	$2,700	21.00%
State income tax, net of federal income tax benefit	1,107	8.92%	988	7.68%
Changes in taxes resulting from:
Bank-owned life insurance	(39)	(0.31)%	(39)	(0.31)%
Non-deductible expenses	11	0.09%	8	0.06%
Excess tax benefit on stock-based compensation	132	1.06%	—	—%
Return to provision adjustment	4	0.03%	107	0.84%
Other	2	0.01%	1	0.01%
Effective income tax	$3,824	30.80%	$3,765	29.28%

Deferred tax assets at June 30, 2023 and 2022 by jurisdiction were as follows:

	June 30,
(In Thousands)	2023	2022

Deferred taxes - federal	$179	$947
Deferred taxes - state	39	485
Total net deferred tax assets	$218	$1,432

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Net deferred tax assets at June 30, 2023 and 2022 were comprised of the following:

	June 30,
(In Thousands)	2023	2022

Loss reserves	$2,032	$1,968
Non-accrued interest	188	199
Deferred compensation	2,339	2,903
Accrued vacation	194	178
Depreciation	155	211
State tax	199	64
Unrealized loss on investment securities	19	1
Lease liability	691	—
Other	288	245
Total deferred tax assets	6,105	5,769

FHLB - San Francisco stock dividends	(645)	(645)
Prepaid expenses	(45)	(28)
Unrealized gain on interest-only strips	(3)	(2)
Right-of-use asset	(684)	—
Deferred loan costs, net	(4,510)	(3,662)
Total deferred tax liabilities	(5,887)	(4,337)
Net deferred tax assets	$218	$1,432

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more-likely-than-not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of future profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2023 and 2022, the Corporation had no federal and state net tax loss carryforwards. Based on management’s consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2023 and 2022 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

Retained earnings at June 30, 2023 and 2022 include approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million has not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and California jurisdictions. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990. Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Fiscal years of 2020 and thereafter remain subject to federal examination, while the California state tax returns for fiscal years 2019 and thereafter are subject to examination by state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense. For the fiscal years ended June 30, 2023 and 2022, there were no tax penalties and no interest charges arising from federal or state taxes.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

For a bank holding company such as the Corporation with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis. The FRB expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Corporation was subject to regulatory guidelines for bank holding companies at June 30, 2023, it would have exceeded all regulatory capital requirements.

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

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of June 30, 2023
Tier 1 leverage capital (to adjusted average assets)	$125,979	9.59%	$52,521	4.00%	$65,651	5.00%
CET1 capital (to risk-weighted assets)	$125,979	18.50%	$47,674	7.00%	$44,269	6.50%
Tier 1 capital (to risk-weighted assets)	$125,979	18.50%	$57,890	8.50%	$54,485	8.00%
Total capital (to risk-weighted assets)	$131,967	19.38%	$71,511	10.50%	$68,106	10.00%

As of June 30, 2022
Tier 1 leverage capital (to adjusted average assets)	$124,871	10.47%	$47,699	4.00%	$59,624	5.00%
CET1 capital (to risk-weighted assets)	$124,871	19.58%	$44,653	7.00%	$41,463	6.50%
Tier 1 capital (to risk-weighted assets)	$124,871	19.58%	$54,221	8.50%	$51,032	8.00%
Total capital (to risk-weighted assets)	$130,565	20.47%	$66,979	10.50%	$63,790	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

At June 30, 2023, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at June 30, 2023 under the regulations of the OCC.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The ability of the Provident Financial Holdings to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Provident Financial Holdings. Provident Financial Holdings and the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the FRB. The FRB or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the Qualified Thrift Lender test. In fiscal 2023 and 2022, the Bank declared and paid $9.5 million and $7.5 million of cash dividends to its parent, Provident Financial Holdings, respectively.

Note 10: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3% of a participants’ pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service. The Corporation’s expense for the plan was approximately $306,000 and $297,000 for the fiscal years ended June 30, 2023 and 2022, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement. At June 30, 2023 and 2022, the accrued liability of the post-retirement compensation agreements was $5.7 million and $6.8 million, respectively; costs are being accrued and expensed quarterly. The decline in the accrued liability was due to an increase in the discount rate and a lower life expectancy, partly offset by a higher current compensation. For fiscal 2023 and 2022, the accrued (recovery) expense for these liabilities was $(1.1 million) and $217,000, respectively. The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation. The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations. As of June 30, 2023 and 2022, the total outstanding cash surrender value of the BOLI was $8.4 million and $8.2 million, respectively. For fiscal 2023 and 2022, the total BOLI non-taxable income, net of mortality cost was $186,000 and $188,000, respectively.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2023, there were 40,000 shares that were purchased in the open market to fulfill the annual discretionary allocation. This compares to fiscal 2022 when the Corporation purchased 20,000 shares in the open market and made $317,000 in cash contributions to fulfill the annual discretionary allocation. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The net expense related to the ESOP for the fiscal years ended June 30, 2023 and 2022 was $563,000 and $659,000, respectively. Available shares and cash contributions, if any, are allocated every calendar year end. The total ESOP allocation for calendar 2022 was 20,000 shares and $317,000 of cash contributions, as compared to 40,000 shares for calendar 2021.

Note 11: Incentive Plans

As of June 30, 2023, the Corporation had four share-based compensation plans: the 2022 Equity Incentive Plan (“2022 Plan”); the 2013 Equity Incentive Plan (“2013 Plan”); the 2010 Equity Incentive Plan (“2010 Plan”); and the 2006 Equity Incentive Plan (“2006 Plan”, collectively, the “Plans”). For the fiscal years ended June 30, 2023 and 2022, the compensation cost for the Plans was $1.2 million and $798,000, respectively.

Equity Incentive Plans. The Corporation established the Plans, which were all approved by shareholders for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary. The 2022 Plan authorizes 175,000 stock options and 200,000 shares of restricted stock. The 2022 Plan also provides that no person may be granted more than 35,000 stock options or 30,000 shares of restricted stock in any one year. The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock. The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorized 586,250 stock options and 288,750 shares of restricted stock. The 2006 Plan authorized 365,000 stock options and 185,000 shares of restricted stock. As of June 30, 2023, equity awards may be granted only from the 2022 Plan and 2013 Plan, while no new equity awards can be granted from the 2010 Plan and 2006 Plan.

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

	Fiscal 2023	Fiscal 2022
Expected volatility	20.3%	20.3%
Weighted-average volatility	20.3%	20.3%
Expected dividend yield	3.9%	3.4%
Expected term (in years)	7.3	7.4
Risk-free interest rate	2.9%	1.4%

As of June 30, 2023, there were 175,000 options available for future grants under the 2022 Plan and 21,000 options available for future grants under the 2013 Plan. As of June 30, 2022, there were 43,500 options available for future grants under the 2013 Plan.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables summarize the stock option activity in the Plans during the fiscal years ended June 30, 2023 and 2022:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)
Outstanding at June 30, 2021	417,000	$16.22
Granted	17,000	$16.70
Exercised	—	$—
Forfeited	—	$—
Expired	(3,000)	$16.70
Outstanding at June 30, 2022	431,000	$16.24	3.48	$63
Vested and expected to vest at June 30, 2022	419,200	$16.15	3.36	$63
Exercisable at June 30, 2022	372,000	$15.74	2.84	$63

Outstanding at June 30, 2022	431,000	$16.24
Granted	30,000	$14.52
Exercised	—	$—
Forfeited	(7,500)	$20.19
Expired	(19,000)	$16.47
Outstanding at June 30, 2023	434,500	$16.04	3.01	$—
Vested and expected to vest at June 30, 2023	425,700	$16.06	2.89	$—
Exercisable at June 30, 2023	390,500	$16.13	2.34	$—

As of June 30, 2023 and 2022, there was $72,000 and $94,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans. The expense is expected to be recognized over a weighted-average period of 2.9 years and 1.6 years, respectively. The forfeiture rate during both fiscal 2023 and 2022 was 20 percent, and was calculated by using the historical forfeiture experience of all fully vested stock option grants which is reviewed annually.

Equity Incentive Plans – Restricted Stock. The Corporation used 200,000 shares, 300,000 shares and 288,750 shares of its treasury stock to fund awards of restricted stock under the 2022 Plan, the 2013 Plan and the 2010 Plan, respectively. Awarded shares typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation. Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends. The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

As of June 30, 2023, there were 200,000 shares available for future awards under the 2022 Plan and 18,250 shares available for future awards under the 2013 Plan. As of June 20, 2022, there were only 68,250 shares available for future awards under the 2013 Plan.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the restricted stock activity for the fiscal years ended June 30, 2023 and 2022:

		Weighted-Average
		Award Date
Unvested Shares	Shares	Fair Value
Unvested at June 30, 2021	101,250	$18.57
Awarded	1,000	$16.70
Vested	(1,000)	$16.70
Forfeited	(6,500)	$18.57
Unvested at June 30, 2022	94,750	$18.57
Expected to vest at June 30, 2022	75,800	$18.57

Unvested at June 30, 2022	94,750	$18.57
Awarded	53,000	$12.95
Vested	(93,750)	$18.57
Forfeited	(3,000)	$14.82
Unvested at June 30, 2023	51,000	$12.95
Expected to vest at June 30, 2023	40,800	$12.95

As of June 30, 2023 and 2022, the unrecognized compensation expense was $544,000 and $994,000, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity. This expense is expected to be recognized over a weighted-average period of 3.1 years and 0.9 years, respectively. Similar to stock options, a forfeiture rate of 20 percent was applied to the restricted stock compensation expense calculations in fiscal 2023 and 2022. For the fiscal years ended June 30, 2023 and 2022, the fair value of shares vested and distributed was $1.1 million and $17,000, respectively.

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

As of June 30, 2023 and 2022, there were outstanding options to purchase 434,500 shares and 431,000 shares of the Corporation’s common stock, of which 434,500 shares and 130,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2023 and 2022, there were outstanding restricted stock awards of 51,000 shares and 94,750 shares, respectively.

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2023 and 2022, respectively:

	For the Year Ended June 30, 2023
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$8,592	7,143,273	$1.20
Effect of dilutive shares:
Stock options		—
Restricted stock		48,412
Diluted EPS	$8,592	7,191,685	$1.19

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	For the Year Ended June 30, 2022
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$9,093	7,404,089	$1.23
Effect of dilutive shares:
Stock options		29,614
Restricted stock		15,301
Diluted EPS	$9,093	7,449,004	$1.22

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

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating leases, which include leases recorded under ASC 842 on liabilities for future lease obligations as well as assets representing the right-to-use the underlying leased assets (See Note 4 of the Notes to Consolidated Financial Statements).

The following is a schedule of the Corporation’s lease and operating commitments:

Amount
Year Ending June 30,	(In Thousands)

2024	$1,823
2025	1,108
2026	407
2027	188
2028	151
Thereafter	33
Total minimum payments required	$3,710

For the fiscal years ended June 30, 2023 and 2022, the lease and operating commitment expense was approximately $1.9 million and $1.8 million, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its business activities. Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading. In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered. As of June 30, 2023 and 2022, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $25,000 and $150,000, respectively. In addition, the Bank maintained a recourse liability of $8,000 and $10,000 at June 30, 2023 and 2022, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

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

Note 14: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of June 30, 2023 and 2022, the Corporation had commitments to extend credit on loans to be held for investment of $2.4 million and $43.4 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

	June 30,
Commitments	2023	2022
(In Thousands)
Undisbursed loan funds – Construction loans	$2,032	$3,384
Undisbursed lines of credit – Commercial business loans	607	541
Undisbursed lines of credit – Consumer loans	363	390
Commitments to extend credit on loans to be held for investment	2,394	43,386
Total	$5,396	$47,701

The following table provides information regarding the allowance for loan losses for the undisbursed funds and commitments to extend credit on loans to be held for investment for the fiscal years ended June 30, 2023 and 2022:

	Year Ended
	June 30,
(In Thousands)	2023	2022
Balance, beginning of the year	$130	$127
(Recovery) provision	(88)	3
Balance, end of the year	$42	$130

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of June 30, 2023:
Loans held for investment, at fair value	$1,312	$1,483	$(171)

As of June 30, 2022:
Loans held for investment, at fair value	$1,396	$1,569	$(173)

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment at fair value and interest-only strips; while non-performing loans and mortgage servicing assets (“MSA”) are measured at fair value on a nonrecurring basis.

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS and private issue CMO. The Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement of MBS (Level 2) and broker price indications for similar securities in non-active markets for its fair value measurement of the private issue CMO (Level 3).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,370	$—	$1,370
U.S. government sponsored enterprise MBS	—	683	—	683
Private issue CMO	—	—	102	102
Investment securities - available for sale	—	2,053	102	2,155

Loans held for investment, at fair value	—	—	1,312	1,312
Interest-only strips	—	—	9	9
Total assets	$—	$2,053	$1,423	$3,476

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,698	$—	$1,698
U.S. government sponsored enterprise MBS	—	865	—	865
Private issue CMO	—	—	113	113
Investment securities - available for sale	—	2,563	113	2,676

Loans held for investment, at fair value	—	—	1,396	1,396
Interest-only strips	—	—	7	7
Total assets	$—	$2,563	$1,516	$4,079

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables provide a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2022	$113	$1,396	$7	$1,516
Total gains or losses (realized/unrealized):
Included in earnings	—	2	—	2
Included in other comprehensive income (loss)	3	—	2	5
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(14)	(86)	—	(100)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2023	$102	$1,312	$9	$1,423

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2021	$154	$1,874	$10	$2,038
Total gains or losses (realized/ unrealized):
Included in earnings	—	(113)	—	(113)
Included in other comprehensive income (loss)	(7)	—	(3)	(10)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(34)	(365)	—	(399)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2022	$113	$1,396	$7	$1,516

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$251	$1,049	$1,300
Mortgage servicing assets	—	—	90	90
Total	$—	$251	$1,139	$1,390

	Fair Value Measurement at June 30, 2022 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$—	$515	$908	$1,423
Mortgage servicing assets	—	—	168	168
Total	$—	$515	$1,076	$1,591

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2023:

					Impact to
	Fair Value				Valuation
	As of				from an
	June 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2023	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$102	Market comparable pricing	Comparability adjustment	(0.6%) - (5.7%) (1.6%)	Increase

Loans held for investment, at fair value	$1,312	Relative value analysis	Broker quotes	90.0% - 98.0% (91.9%) of par	Increase
			Credit risk factor	1.2% - 6.7% (3.4%)	Decrease

Non-performing loans(3)	$708	Discounted cash flow	Default rates	5.0%	Decrease

Non-performing loans(4)	$341	Relative value analysis	Credit risk factor	20.0%	Decrease

Mortgage servicing assets	$90	Discounted cash flow	Prepayment rate (CPR)	4.5% - 60.0% (7.4%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$9	Discounted cash flow	Prepayment rate (CPR)	5.5% - 7.5% (7.4%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(3)	Consist of restructured loans.
(4)	Consist of other non-performing loans, excluding restructured loans.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: CMO offered quotes, prepayment rates and discount rates, among others. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the fiscal year ended June 30, 2023, there were no significant changes to the Corporation's valuation techniques and inputs that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2023 and 2022 were as follows:

	June 30, 2023
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,076,317	$970,277	$—	$—	$970,277
Investment securities - held to maturity	$154,337	$135,541	$—	$135,541	$—
FHLB – San Francisco stock	$9,505	$9,505	$—	$9,505	$—

Financial liabilities:
Deposits	$950,571	$949,116	$—	$949,116	$—
Borrowings	$235,009	$232,764	$—	$232,764	$—

	June 30, 2022
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$938,596	$892,339	$—	$—	$892,339
Investment securities - held to maturity	$185,745	$171,724	$—	$171,724	$—
FHLB – San Francisco stock	$8,239	$8,239	$—	$8,239	$—

Financial liabilities:
Deposits	$955,504	$917,220	$—	$—	$917,220
Borrowings	$85,000	$84,299	$—	$—	$84,299

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

Investment securities - held to maturity: The investment securities - held to maturity consist of time deposits at Community Reinvestment Act qualified minority financial institutions, U.S. SBA securities, U.S. government sponsored enterprise MBS and U.S. government sponsored enterprise CMO. Due to the short-term nature of the time deposits, the principal balance approximated fair value (Level 2). For the U.S. SBA securities and U.S. government sponsored enterprise MBS and CMO, the Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement (Level 2).

FHLB – San Francisco stock: The carrying amount reported for FHLB – San Francisco stock approximates fair value. When redeemed, the Corporation will receive an amount equal to the par value of the stock.

Deposits: The fair value of time deposits is estimated using a discounted cash flow calculation. The discount rate is based upon observable inputs, including rates currently offered for deposits of similar remaining maturities. The fair value of transaction accounts (checking, money market and savings accounts) are equal to the carrying amounts payable on demand or estimated using a discounted cash flow calculation and management estimates of current market conditions.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the fiscal year ended June 30, 2023, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Note 16: Revenue From Contracts With Customers

In accordance with ASC 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Corporation expects to be entitled to receive. The largest portion of the Corporation’s revenue is from interest income, which is not in the scope of ASC 606. All the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income.

If a contract is determined to be within the scope of ASC 606, the Corporation recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Corporation’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Corporation is generally the principal in these contracts, with the exception of interchanges fees, in which case the Corporation is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by its systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the fiscal years ended June 30, 2023 and 2022:

	Year Ended June 30,
Type of Services	2023	2022
(In Thousands)
Loan servicing and other fees(1)	$414	$1,056
Deposit account fees	1,296	1,302
Card and processing fees	1,525	1,639
Other(2)	840	719
Total non-interest income	$4,075	$4,716

(1)	Not in scope of ASC 606.
(2)	Includes BOLI of $186 thousand and $188 thousand and net gain on sale of loans of $124 thousand and net gain on sale of loans of $40 thousand for the fiscal years ended June 30, 2023 and 2022, respectively, which are not in scope of ASC 606.

For the fiscal years ended June 30, 2023 and 2022, substantially all the Corporation’s revenues within the scope of ASC 606 were for performance obligations satisfied at a specified date.

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

Note 17: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the Condensed Statements of Financial Condition for Provident Financial Holdings (Holding Company only) as of June 30, 2023 and 2022 and Condensed Statements of Operations and Cash Flows for the fiscal years ended June 30, 2023 and 2022.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2023	2022

Assets
Cash and cash equivalents	$3,737	$3,751
Investment in subsidiary	125,949	124,875
Other assets	67	61
	$129,753	$128,687

Liabilities and Stockholders’ Equity
Other liabilities	$66	$37
Stockholders’ equity	129,687	128,650
	$129,753	$128,687

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2023	2022

Dividend from the Bank	$9,500	$7,500
Interest and other income	3	3
Total income	9,503	7,503

General and administrative expenses	1,267	1,219
Earnings before income taxes and equity in undistributed earnings of the Bank	8,236	6,284

Income tax benefit	(373)	(358)
Earnings before equity in undistributed earnings of the Bank	8,609	6,642

Equity in undistributed earnings of the Bank	(17)	2,451
Net income	$8,592	$9,093

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2023	2022

Cash flow from operating activities:
Net income	$8,592	$9,093
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	17	(2,451)
Increase in other assets	(6)	(1)
Increase (decrease) in other liabilities	29	(15)
Net cash provided by operating activities	8,632	6,626

Cash flow from financing activities:
Treasury stock purchases	(4,648)	(4,305)
Cash dividends	(3,998)	(4,146)
Net cash used for financing activities	(8,646)	(8,451)
Net decrease in cash during the year	(14)	(1,825)
Cash and cash equivalents at beginning of year	3,751	5,576
Cash and cash equivalents at end of year	$3,737	$3,751

Note 18: Subsequent Events

On July 27, 2023, the Corporation announced that the Provident Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Provident common stock at the close of business on August 17, 2023 were entitled to receive the cash dividend, payable on September 7, 2023.

************