Form 10-Q
period 2023-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2024-02-08
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2023

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2024, there were 6,926,696 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of December 31, 2023 and June 30, 2023	1
	Condensed Consolidated Statements of Operations for the Quarters and Six Months Ended December 31, 2023 and 2022	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters and Six Months Ended December 31, 2023 and 2022	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters and Six Months Ended December 31, 2023 and 2022	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2023 and 2022	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	37
	Safe-Harbor Statement	38
	Critical Accounting Estimates	38
	Executive Summary and Operating Strategy	39
	Commitments and Derivative Financial Instruments	39
	Comparison of Financial Condition at December 31, 2023 and June 30, 2023	40
	Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2023 and 2022	41
	Asset Quality	51
	Loan Volume Activities	53
	Liquidity and Capital Resources	53
	Supplemental Information	55

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	56

ITEM 4 -	Controls and Procedures	60

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	60
ITEM 1A -	Risk Factors	61
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	61
ITEM 3 -	Defaults Upon Senior Securities	61
ITEM 4 -	Mine Safety Disclosures	61
ITEM 5 -	Other Information	61
ITEM 6 -	Exhibits	62

SIGNATURES		63

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share and Per Share Information

	December 31,	June 30,
	2023	2023
Assets
Cash and cash equivalents	$46,878	$65,849
Investment securities - held to maturity, at cost with no allowance for credit losses	141,692	154,337
Investment securities - available for sale, at fair value with no allowance for credit losses	1,996	2,155
Loans held for investment, net of allowance for credit losses of $7,000 and $5,946, respectively; includes $1,092 and $1,312 of loans held at fair value, respectively; $864.6 million and $967.6 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $107.0 million and $0 pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,075,765	1,077,629
Accrued interest receivable	4,076	3,711
FHLB - San Francisco stock	9,505	9,505
Premises and equipment, net	9,598	9,231
Prepaid expenses and other assets	11,583	10,531

Total assets	$1,301,093	$1,332,948

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$94,030	$103,007
Interest-bearing deposits	817,950	847,564
Total deposits	911,980	950,571

Borrowings	242,500	235,009
Accounts payable, accrued interest and other liabilities	16,952	17,681
Total liabilities	1,171,432	1,203,261

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (40,000,000 and 40,000,000 shares authorized, 18,229,615 and 18,229,615 shares issued, and 6,946,348 and 7,043,170 outstanding, respectively)	183	183
Additional paid-in capital	99,565	99,505
Retained earnings	208,396	207,274
Treasury stock at cost (11,283,267 and 11,186,445 shares, respectively)	(178,476)	(177,237)
Accumulated other comprehensive loss, net of tax	(7)	(38)

Total stockholders’ equity	129,661	129,687

Total liabilities and stockholders’ equity	$1,301,093	$1,332,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Interest income:
Loans receivable, net	$12,509	$10,237	$24,685	$19,337
Investment securities	524	548	1,048	1,084
FHLB - San Francisco stock	197	145	376	268
Interest-earning deposits	435	241	898	380
Total interest income	13,665	11,171	27,007	21,069

Interest expense:
Checking and money market deposits	72	61	129	121
Savings deposits	73	44	111	88
Time deposits	2,128	370	3,918	583
Borrowings	2,618	1,311	4,936	1,927
Total interest expense	4,891	1,786	9,094	2,719

Net interest income	8,774	9,385	17,913	18,350
(Recovery of) provision for credit losses	(720)	191	(175)	261
Net interest income, after (recovery of) provision for credit losses	9,494	9,194	18,088	18,089

Non-interest income:
Loan servicing and other fees	124	115	103	223
Deposit account fees	299	327	587	670
Card and processing fees	333	367	686	748
Other	119	147	250	318
Total non-interest income	875	956	1,626	1,959

Non-interest expense:
Salaries and employee benefits	4,569	4,384	8,683	8,523
Premises and occupancy	903	796	1,806	1,657
Equipment	346	258	633	569
Professional	410	310	882	902
Sales and marketing	181	175	349	322
Deposit insurance premium and regulatory assessments	209	139	406	274
Other	726	736	1,441	1,492
Total non-interest expense	7,344	6,798	14,200	13,739

Income before income taxes	3,025	3,352	5,514	6,309
Provision for income taxes	884	981	1,611	1,848
Net income	$2,141	$2,371	$3,903	$4,461

Basic earnings per share	$0.31	$0.33	$0.56	$0.62
Diluted earnings per share	$0.31	$0.33	$0.56	$0.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income	$2,141	$2,371	$3,903	$4,461

Change in unrealized holding income (losses) on securities available for sale and interest-only strips	34	(23)	44	(50)
Other comprehensive income (loss), before income tax expense (benefit)	34	(23)	44	(50)
Income tax expense (benefit)	10	(7)	13	(15)
Other comprehensive income (loss)	24	(16)	31	(35)
Total comprehensive income	$2,165	$2,355	$3,934	$4,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended December 31, 2023 and 2022:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2023	7,007,058	$183	$99,554	$207,231	$(177,732)	$(31)	$129,205

Net income				2,141			2,141
Other comprehensive income						24	24
Purchase of treasury stock	(62,710)				(762)		(762)
Distribution of restricted stock	2,000						—
Awards of restricted stock	—		(18)		18		—
Amortization of restricted stock			59				59
Stock options expense			15				15
Tax effect from stock based compensation			(45)				(45)
Cash dividends(1)				(976)			(976)

Balance at December 31, 2023	6,946,348	$183	$99,565	$208,396	$(178,476)	$(7)	$129,661

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2023.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2022	7,235,560	$183	$98,559	$203,750	$(173,286)	$(17)	$129,189

Net income				2,371			2,371
Other comprehensive loss						(16)	(16)
Purchase of treasury stock	(103,290)				(1,472)		(1,472)
Amortization of restricted stock			211				211
Stock options expense			16				16
Tax effect from stock based compensation			(54)				(54)
Cash dividends(1)				(1,004)			(1,004)

Balance at December 31, 2022	7,132,270	$183	$98,732	$205,117	$(174,758)	$(33)	$129,241

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2022.

For the Six Months Ended December 31, 2023 and 2022:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2023	7,043,170	$183	$99,505	$207,274	$(177,237)	$(38)	$129,687

Net income				3,903			3,903
Other comprehensive income						31	31
Purchase of treasury stock	(98,822)				(1,257)		(1,257)
Distribution of restricted stock	2,000						—
Awards of restricted stock			(18)		18		—
Amortization of restricted stock			102				102
Stock options expense			21				21
Tax effect from stock based compensation			(45)				(45)
Cash dividends(1)				(1,957)			(1,957)
Adoption of CECL standard				(824)			(824)

Balance at December 31, 2023	6,946,348	$183	$99,565	$208,396	$(178,476)	$(7)	$129,661

(1)	Cash dividends of $0.28 per share were paid in the six months ended December 31, 2023.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2022	7,285,184	$183	$98,826	$202,680	$(173,041)	$2	$128,650

Net income				4,461			4,461
Other comprehensive loss						(35)	(35)
Purchase of treasury stock	(152,914)				(2,196)		(2,196)
Awards of restricted stock			(479)		479		—
Amortization of restricted stock			408				408
Stock options expense			31				31
Tax effect from stock based compensation			(54)				(54)
Cash dividends(1)				(2,024)			(2,024)

Balance at December 31, 2022	7,132,270	$183	$98,732	$205,117	$(174,758)	$(33)	$129,241

(1)	Cash dividends of $0.28 per share were paid in the six months ended December 31, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,903	$4,461
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,524	1,636
(Recovery of) provision for credit losses	(175)	261
Stock-based compensation	123	439
Provision for deferred income taxes	175	671
Decrease in accounts payable, accrued interest and other liabilities	(772)	(1,458)
Increase in prepaid expenses and other assets	(1,320)	(798)
Net cash provided by operating activities	3,458	5,212

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	429	(101,105)
Maturity of investment securities - held to maturity	—	400
Principal payments from investment securities - held to maturity	12,353	16,671
Principal payments from investment securities - available for sale	203	249
Purchase of premises and equipment	(1,100)	(579)
Net cash provided by (used for) investing activities	11,885	(84,364)

Cash flows from financing activities:
Net decrease in deposits	(38,591)	(10,202)
Proceeds from long-term borrowings	37,500	—
Repayments of long-term borrowings	(10,009)	(20,000)
(Repayments of) proceeds from short-term borrowings, net	(20,000)	115,000
Treasury stock purchases	(1,257)	(2,196)
Cash dividends	(1,957)	(2,024)
Net cash (used for) provided by financing activities	(34,314)	80,578

Net (decrease) increase in cash and cash equivalents	(18,971)	1,426
Cash and cash equivalents at beginning of period	65,849	23,414
Cash and cash equivalents at end of period	$46,878	$24,840
Supplemental information:
Cash paid for interest	$8,902	$2,035
Cash paid for income taxes	$2,115	$1,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2023

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2023 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 Annual Form 10-K”). The results of operations for the quarter and six months ended December 31, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2024.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2023-09:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities to annually (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Corporation is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

ASU 2023-07:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments include: (a) introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), (b) extend  certain annual disclosures to interim periods, (c) clarify single reportable segment entities must apply ASC 280 in its entirety, (d) permit more than one measure of segment profit or loss to be reported under certain conditions, and (e) require disclosure of the title and position of the CODM. This ASU is effective for public entities fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Corporation is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

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

In March 2022, FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures.” This ASU provides new guidance on the treatment of troubled debt restructurings (“TDR”) in relation to the adoption of the CECL model for the accounting for credit losses (see note above regarding ASU 2016-13). Previous accounting guidance related to TDRs is eliminated and new disclosure requirements are adopted in regards to loan refinancing and restructurings made to borrowers experiencing financial difficulties under the assumption that the CECL model will capture credit losses related to TDRs. These required disclosures regarding gross write-offs for financing receivables by year of origination and loan modifications are also included in this ASU. Subsequent to the adoption of ASC 326, the Corporation will no longer report TDRs or classify loans as TDRs given those previously recognized as TDRs have been incorporated into the CECL methodology in regard to loan loss reserves as of July 1, 2023 and as of December 31, 2023, there were no loans refinanced or restructured for borrowers experiencing financial difficulties under the CECL methodology.

1

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

As of December 31, 2023 and 2022, there were outstanding stock options to purchase 430,000 shares and 434,500 shares of the Corporation’s common stock, respectively. As of December 31, 2023 and 2022, there were 402,000 and 434,000 outstanding stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2023 and 2022, there were outstanding restricted stock awards of 51,000 shares and 147,750 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2023 and 2022, respectively.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands, Except Earnings Per Share)	2023	2022	2023	2022
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$2,141	$2,371	$3,903	$4,461

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	6,969	7,185	6,993	7,229

Less effect of dilutive shares:
Stock options	—	—	—	—
Restricted stock	12	52	11	44

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	6,981	7,237	7,004	7,273

Basic earnings per share	$0.31	$0.33	$0.56	$0.62
Diluted earnings per share	$0.31	$0.33	$0.56	$0.61

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2023 and June 30, 2023 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
December 31, 2023	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$137,205	$63	$(15,061)	$122,207	$137,205
U.S. government sponsored enterprise CMO(2)	3,857	—	(256)	3,601	3,857
U.S. SBA securities(3)	630	—	(1)	629	630
Total investment securities - held to maturity	141,692	63	(15,318)	126,437	141,692

Available for sale
U.S. government agency MBS	1,328	—	(14)	1,314	1,314
U.S. government sponsored enterprise MBS	587	1	(4)	584	584
Private issue CMO	99	—	(1)	98	98
Total investment securities - available for sale	2,014	1	(19)	1,996	1,996
Total investment securities	$143,706	$64	$(15,337)	$128,433	$143,688

(1)Mortgage-Backed Securities (“MBS”).
(2)Collateralized Mortgage Obligations (“CMO”).
(3)Small Business Administration (“SBA”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2023	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$149,803	$—	$(18,459)	$131,344	$149,803
U.S. government sponsored enterprise CMO	3,883	—	(336)	3,547	3,883
U.S. SBA securities	651	—	(1)	650	651
Total investment securities - held to maturity	154,337	—	(18,796)	135,541	154,337

Available for sale
U.S. government agency MBS	1,417	—	(47)	1,370	1,370
U.S. government sponsored enterprise MBS	697	—	(14)	683	683
Private issue CMO	103	—	(1)	102	102
Total investment securities - available for sale	2,217	—	(62)	2,155	2,155
Total investment securities	$156,554	$—	$(18,858)	$137,696	$156,492

In the second quarters of fiscal 2024 and 2023, the Corporation received MBS principal payments of $5.9 million and $7.6 million, respectively, and there were no purchases or sales of investment securities during these periods.

For the first six months of fiscal 2024 and 2023, the Corporation received MBS principal payments of $12.6 million and $16.9 million, respectively, and there were no purchases or sales of investment securities during these periods.

The Corporation held investments with an unrealized loss position of $15.3 million at December 31, 2023 and $18.9 million at June 30, 2023 as follows:

As of December 31, 2023	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$117,410	$15,061	$117,410	$15,061
U.S. government sponsored enterprise CMO	—	—	3,601	256	3,601	256
U.S. SBA securities	—	—	629	1	629	1
Total investment securities - held to maturity	—	—	121,640	15,318	121,640	15,318

Available for sale
U.S government agency MBS	—	—	1,216	14	1,216	14
U.S. government sponsored enterprise MBS	61	1	444	3	505	4
Private issue CMO	—	—	98	1	98	1
Total investment securities - available for sale	61	1	1,758	18	1,819	19
Total investment securities	$61	$1	123,398	$15,336	$123,459	$15,337

As of June 30, 2023	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$10,839	$253	$120,506	$18,206	$131,345	$18,459
U.S. government sponsored enterprise CMO	—	—	3,547	336	3,547	336
U.S. SBA securities	650	1	—	—	650	1
Total investment securities - held to maturity	11,489	254	124,053	18,542	135,542	18,796

Available for sale
U.S government agency MBS	696	20	673	27	1,369	47
U.S. government sponsored enterprise MBS	87	2	558	12	645	14
Private issue CMO	—	—	102	1	102	1
Total investment securities - available for sale	783	22	1,333	40	2,116	62
Total investment securities	$12,272	$276	$125,386	$18,582	$137,658	$18,858

The Corporation adopted ASC 326 on July 1, 2023. The Corporation evaluates individual investment securities quarterly for impairment. At December 31, 2023, predominately all of the $15.3 million of unrealized holding losses were in a loss position for 12 months or more; while at June 30, 2023, $18.6 million of the $18.9 million of unrealized holding losses were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise (GSE) securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to credit risks. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these securities until maturity and does not need to liquidate these investment securities in order to maintain adequate liquidity. As a result, no ACL on investment securities was recorded at adoption and at December 31, 2023.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $266.5 million as of December 31, 2023 at the FHLB of San Francisco. In addition, the Bank has secured an estimated $183.0 million discount window facility at the FRB of San Francisco collateralized by investment securities with total balance of $137.8 million and loans with total balance of $107.0 million as of December 31, 2023. As of December 31, 2023, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of December 31, 2023. The total available borrowing capacity across all sources totaled approximately $499.5 million at December 31, 2023.

At June 30, 2023, the Bank had a remaining borrowing capacity of $287.9 million at the FHLB of San Francisco. In addition, the Bank had secured an estimated $139.0 million discount window facility at the FRB of San Francisco collateralized by investment securities with a June 30, 2023 total balance of $150.3 million. As of June 30, 2023, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of June 30, 2023. The total available borrowing capacity across all sources totaled approximately $476.9 million at June 30, 2023.

At December 31, 2023 and 2022, the Corporation did not hold any investment securities with the intent to sell and determined it had the ability to hold these investment securities until maturity. It also determined that it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded for the quarters and six months ended December 31, 2023 and 2022.

Contractual maturities of investment securities as of December 31, 2023 and June 30, 2023 were as follows:

	December 31, 2023		June 30, 2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$21	$21	$303	$300
Due after one through five years	6,061	5,868	7,686	7,365
Due after five through ten years	54,946	50,341	61,043	54,686
Due after ten years	80,664	70,207	85,305	73,190
Total investment securities - held to maturity	141,692	126,437	154,337	135,541

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	626	621	590	580
Due after ten years	1,388	1,375	1,627	1,575
Total investment securities - available for sale	2,014	1,996	2,217	2,155
Total investment securities	$143,706	$128,433	$156,554	$137,696

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	December 31,	June 30,
(In Thousands)	2023	2023
Mortgage loans:
Single-family	$521,944	$518,821
Multi-family	458,502	461,113
Commercial real estate	88,640	90,558
Construction	2,534	1,936
Other	102	106
Commercial business loans	1,616	1,565
Consumer loans	68	65
Total loans held for investment, gross	1,073,406	1,074,164

Advance payments of escrows	106	148
Deferred loan costs, net	9,253	9,263
ACL on loans	(7,000)	(5,946)
Total loans held for investment, net	$1,075,765	$1,077,629

The following table sets forth information at December 31, 2023 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. At December 31, 2023 and June 30, 2023, fixed-rate loans comprised 10 percent and 11 percent of loans held for investment, respectively. Adjustable rate loans that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$55,494	$26,543	$88,014	$241,014	$110,879	$521,944
Multi-family	165,778	151,438	116,462	24,714	110	458,502
Commercial real estate	36,963	15,035	35,387	—	1,255	88,640
Construction	2,534	—	—	—	—	2,534
Other	—	—	—	—	102	102
Commercial business loans	1,616	—	—	—	—	1,616
Consumer loans	68	—	—	—	—	68
Total loans held for investment, gross	$262,453	$193,016	$239,863	$265,728	$112,346	$1,073,406

The Corporation has developed an internal loan grading system to evaluate and quantify loans held for investment with respect to quality and risk. Management continually evaluates the credit quality of the loan portfolio and conducts a quarterly review of the adequacy of the ACL. The Corporation has adopted an internal risk rating policy in which each loan is rated for credit quality with a rating of pass, special mention, substandard, doubtful or loss.

The two primary components that are used during the loan review process to determine the proper allowance levels are individually evaluated allowances and collectively evaluated allowances. The collectively evaluated allowance is based on a pooling method for groups of homogeneous loans sharing similar loan characteristics to calculate an allowance which reflects an estimate of lifetime expected credit losses using historical experience, current conditions, and reasonable and supportable forecasts. Loans identified to be individually evaluated have an allowance that is based upon the appraised value of the collateral, less selling costs or discounted cash flow with an appropriate default factor.

The Corporation categorizes all of the loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass - These loans range from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Corporation is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of December 31, 2023:

December 31, 2023	Term Loans by Year of Origination						Revolving
(In Thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$68,330	$211,177	$154,481	$19,851	$11,137	$54,825	$26	$519,827
Special Mention	-	-	-	-	-	334	-	334
Substandard	-	-	-	-	-	1,783	-	1,783
Total single-family	68,330	211,177	154,481	19,851	11,137	56,942	26	521,944
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	29,043	77,157	89,923	63,058	58,529	140,310	-	458,020
Special Mention	-	-	482	-	-	-	-	482
Substandard	-	-	-	-	-	-	-	-
Total multi-family	29,043	77,157	90,405	63,058	58,529	140,310	-	458,502
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	14,259	23,560	5,454	5,521	9,847	29,999	-	88,640
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	14,259	23,560	5,454	5,521	9,847	29,999	-	88,640
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	197	722	1,615	-	-	-	-	2,534
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	197	722	1,615	-	-	-	-	2,534
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	102	-	-	-	102
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	102	-	-	-	102
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	152	-	-	-	-	1,464	1,616
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	152	-	-	-	-	1,464	1,616
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	23	-	-	-	-	-	-	23
Pass	-	-	-	-	-	-	45	45
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	23	-	-	-	-	-	45	68
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$111,852	$312,768	$251,955	$88,532	$79,513	$227,251	$1,535	$1,073,406
Total current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2023:

June 30, 2023	Term Loans by Year of Origination						Revolving
(In Thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$51,378	$216,989	$157,015	$20,741	$11,793	$59,451	$32	$517,399
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	251	-	1,171	-	1,422
Total single-family	51,378	216,989	157,015	20,992	11,793	60,622	32	518,821
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	17,429	77,956	90,926	65,127	59,709	149,456	-	460,603
Special Mention	-	-	510	-	-	-	-	510
Substandard	-	-	-	-	-	-	-	-
Total multi-family	17,429	77,956	91,436	65,127	59,709	149,456	-	461,113
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	8,586	23,815	5,527	6,525	9,981	35,577	-	90,011
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	547	-	547
Total commercial real estate	8,586	23,815	5,527	6,525	9,981	36,124	-	90,558
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	94	726	1,116	-	-	-	-	1,936
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	94	726	1,116	-	-	-	-	1,936
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	106	-	-	-	106
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	106	-	-	-	106
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	171	-	-	-	-	1,394	1,565
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	171	-	-	-	-	1,394	1,565
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	15	-	-	-	-	-	-	15
Pass	-	-	-	-	-	-	50	50
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	15	-	-	-	-	-	50	65
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$77,502	$319,657	$255,094	$92,750	$81,483	$246,202	$1,476	$1,074,164
Total current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As required by ASC 326, on July 1, 2023 the Corporation implemented CECL and recognized a $1.2 million one-time increase to its ACL. Under ASC 326, the ACL is a valuation account that is deducted from the related loan’s amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of the collectively evaluated allowance for all loan categories using an average charge-off or loss rate methodology and generally evaluates collectively evaluated loans by Call Report code in order to group and determine portfolio loan segments with similar risk characteristics. The Corporation primarily utilizes historical loss rates for the CECL calculation based on its own specific historical losses and/or with peer loss history where applicable.

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of CECL on July 1, 2023, and as of December 31, 2023, relied upon reasonable and supportable 12-month forecasts of the National Unemployment Rate and change in the Real Gross Domestic Product, aferwhich it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward look component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee forecast, and the widespread familiarity with these economic metrics.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of allowance on collectively evaluated loans. As current and expected conditions, may vary compared with conditions over the historical lookback period, which is utilized in the calculation of quantitative allowance, management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors. The following qualitative factors (“Q-factors”) considered by management reflect the regulatory guidance on the Q-factors:

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

The qualitative portion of the Corporation’s allowance on collectively evaluated loans are calculated using management judgement, to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative allowance is also contingent upon the relative weighting of the Q-factors according to management’s judgement.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date, less selling costs.

Accrued interest receivable for loans is included in the accrued interest receivable line item on the Corporation’s Condensed Consolidated Statements of Financial Condition. The Corporation elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on non-performing status. A non-performing status is defined as when loans are 90 days or more delinquent and the Bank has stopped accruing interest income. Any outstanding interest receivable that has not been collected is reversed, disclosed accordingly; and therefore, no allowance is established. The Corporation believes this policy results in the timely reversal of uncollectible interest.

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of modifications noted above. During the six months ended December 31, 2023, there were no loan modifications to borrowers experiencing financial difficulties.

Management believes the ACL on loans held for investment is maintained at a level sufficient to provide for expected losses on the Corporation’s loans held for investment based on historical loss experience, current conditions, and reasonable and supportable forecasts. The provision for (recovery of) credit losses is charged (credited) against operations on a quarterly basis, as necessary, to maintain the ACL at appropriate levels. Future adjustments to the ACL may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the Corporation’s control.

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s ACL on loans held for investment:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2023	2022	2023	2022

Allowance at beginning of period	$7,679	$5,638	$5,946	$5,564

Impact of ASC 326 CECL adoption(1)	—	—	1,197	—

(Recovery of) provision for credit losses	(679)	191	(143)	261

Recoveries:
Mortgage loans:
Single-family	—	1	—	5
Total recoveries	—	1	—	5

Total charge-offs	—	—	—	—

Net recoveries (charge-offs)	—	1	—	5
Allowance at end of period	$7,000	$5,830	$7,000	$5,830

ACL as a percentage of gross loans held for investment	0.65%	0.56%	0.65%	0.56%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	0.00% %	(0.00%)%	0.00% %	(0.00%)%
ACL as a percentage of gross non-performing loans at the end of the period	386.74%	561.12%	386.74%	561.12%

(1)	Represents the impact of adopting ASC 326 on July 1, 2023. Since that date, as a result of adopting ASC 326, the methodology to compute the ACL has been based on CECL methodology, rather than the previously applied incurred loss methodology.

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	December 31, 2023
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment, Gross

Mortgage loans:
Single-family	$519,827	$334	$1,783	$521,944
Multi-family	458,502	—	—	458,502
Commercial real estate	88,640	—	—	88,640
Construction	2,534	—	—	2,534
Other	102	—	—	102
Commercial business loans	1,616	—	—	1,616
Consumer loans	62	6	—	68
Total loans held for investment, gross	$1,071,283	$340	$1,783	$1,073,406

	June 30, 2023
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment, Gross

Mortgage loans:
Single-family	$517,399	$—	$1,422	$518,821
Multi-family	461,113	—	—	461,113
Commercial real estate	90,558	—	—	90,558
Construction	1,936	—	—	1,936
Other	106	—	—	106
Commercial business loans	1,565	—	—	1,565
Consumer loans	64	1	—	65
Total loans held for investment, gross	$1,072,741	$1	$1,422	$1,074,164

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended December 31, 2023
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
Allowance at beginning of period	$6,875	$659	$76	$54	$4	$11	$—	$7,679
(Recovery of) provision for credit losses	(640)	(17)	(3)	(18)	(2)	1	—	(679)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000

ACL:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for impairment	6,198	642	73	36	2	12	—	6,963
ACL, end of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000

Loans held for investment:
Individually evaluated for impairment	$810	$—	$—	$—	$—	$—	$—	$810
Collectively evaluated for impairment	521,134	458,502	88,640	2,534	102	1,616	68	1,072,596
Total loans held for investment, gross	$521,944	$458,502	$88,640	$2,534	$102	$1,616	$68	$1,073,406
ACL as a percentage of gross loans held for investment	1.19%	0.14%	0.08%	1.42%	1.96%	0.74%	—%	0.65%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Quarter Ended December 31, 2022
	Single-	Multi-	Commercial			Commercial
(In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
Allowance at beginning of period	$1,450	$3,305	$806	$22	$3	$48	$4	$5,638
Provision for (recovery of) credit losses	149	(5)	41	(5)	—	10	1	191
Recoveries	1	—	—	—	—	—	—	1
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830

ACL:
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for impairment	1,562	3,300	847	17	3	58	5	5,792
ACL, end of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830

Loans held for investment:
Individually evaluated for impairment	$810	$—	$—	$—	$—	$—	$—	$810
Collectively evaluated for impairment	478,920	465,350	88,200	2,388	112	1,358	75	1,036,403
Total loans held for investment, gross	$479,730	$465,350	$88,200	$2,388	$112	$1,358	$75	$1,037,213
ACL as a percentage of gross loans held for investment	0.33%	0.71%	0.96%	0.71%	2.68%	4.27%	6.67%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.00)%	—%	—%	—%	—%	—%	—%	—%

	Six Months Ended December 31, 2023
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
Allowance at beginning of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946
Adjustment to allowance for adoption of ASC 326	4,605	(2,614)	(786)	47	3	(54)	(4)	1,197
Recovery of credit losses	(90)	(14)	(9)	(26)	(3)	(1)	—	(143)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000

ACL:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for impairment	6,198	642	73	36	2	12	—	6,963
ACL, end of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000

Loans held for investment:
Individually evaluated for impairment	$810	$—	$—	$—	$—	$—	$—	$810
Collectively evaluated for impairment	521,134	458,502	88,640	2,534	102	1,616	68	1,072,596
Total loans held for investment, gross	$521,944	$458,502	$88,640	$2,534	$102	$1,616	$68	$1,073,406
ACL as a percentage of gross loans held for investment	1.19%	0.14%	0.08%	1.42%	1.96%	0.74%	—%	0.65%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Six Months Ended December 31, 2022
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
Allowance at beginning of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564
Provision for (recovery of) credit losses	212	18	31	(6)	—	6	—	261
Recoveries	5	—	—	—	—	—	—	5
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830

ACL:
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for impairment	1,562	3,300	847	17	3	58	5	5,792
ACL, end of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830

Loans held for investment:
Individually evaluated for impairment	$810	$—	$—	$—	$—	$—	$—	$810
Collectively evaluated for impairment	478,920	465,350	88,200	2,388	112	1,358	75	1,036,403
Total loans held for investment, gross	$479,730	$465,350	$88,200	$2,388	$112	$1,358	$75	$1,037,213
ACL as a percentage of gross loans held for investment	0.33%	0.71%	0.96%	0.71%	2.68%	4.27%	6.67%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.00)%	—%	—%	—%	—%	—%	—%	—%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-performing status when it becomes 90 days past due as to principal or interest or if the loan is deemed impaired, after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current, the borrower(s) has demonstrated sustained payment performance and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance have been (a) collectively evaluated using a pooling method analysis or (b) individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell, to establish realizable value. This analysis may identify a specific impairment amount needed or may conclude that no allowance is needed.

	At December 31, 2023
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,737	$—	$1,737	$(60)	$1,677
Without a related allowance(2)	98	(25)	73	—	73
Total single-family loans	1,835	(25)	1,810	(60)	1,750

Total non-performing loans	$1,835	$(25)	$1,810	$(60)	$1,750

(1)	Consists of an ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At June 30, 2023
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	Allowance(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,171	$—	$1,171	$(122)	$1,049
Without a related allowance(2)	276	(25)	251	—	251
Total single-family loans	1,447	(25)	1,422	(122)	1,300

Total non-performing loans	$1,447	$(25)	$1,422	$(122)	$1,300

(1)	Consists of an ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At December 31, 2023, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended December 31, 2023 and 2022, the Corporation’s average recorded investment in non-performing loans was $1.4 million and $1.0 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended December 31, 2023, the Bank received $21,000 in interest payments from non-performing loans, of which all $21,000 was recognized as interest income and none was applied to reduce the loan balances under the cost recovery method. In comparison, for the quarter ended December 31, 2022, the Bank received $16,000 in interest payments from non-performing loans, of which $15,000 was recognized as interest income and the remaining $1,000 was applied to reduce the loan balances under the cost recovery method.

For the six months ended December 31, 2023 and 2022, the Corporation’s average recorded investment in non-performing loans was $1.4 million and $1.1 million, respectively. For the six months ended December 31, 2023, the Bank received $39,000 in interest payments from non-performing loans, of which all $39,000 was recognized as interest income and none was applied to reduce the loan balances under the cost recovery method. In comparison, for the six months ended December 31, 2022, the Bank received $23,000 in interest payments from non-performing loans, of which $20,000 was recognized as interest income and the remaining $3,000 was applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and six months ended December 31, 2023 and 2022:

	Quarter Ended December 31,
	2023		2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$73	$8	$59	$—
	73	8	59	—

With related allowances:
Mortgage loans:
Single-family	1,347	13	984	15
	1,347	13	984	15

Total	$1,420	$21	$1,043	$15

	Six Months Ended December 31,
	2023		2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related allowances:
Mortgage loans:
Single-family	$162	$8	$93	$—
	162	8	93	—

With related allowances:
Mortgage loans:
Single-family	1,255	31	987	20
	1,255	31	987	20

Total	$1,417	$39	$1,080	$20

During the quarters and six months ended December 31, 2023 and 2022, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs. As of both December 31, 2023 and June 30, 2023, there was no real estate owned property. Any initial loss upon repossession is recorded as a charge to the ACL before being transferred to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the Condensed Consolidated Statements of Operations. In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred.

As outlined in the implementation of ASC 326, the Bank includes the off-balance sheet reserve for unfunded loan commitments within the provision for credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the quarters and six months ended December 31, 2023 and 2022.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2023	2022	2023	2022
Balance, beginning of the period	$51	$137	$42	$130
Impact of ASC 326 CECL adoption	—	—	—	—
Recovery of credit losses	(41)	(66)	(32)	(59)
Balance, end of the period	$10	$71	$10	$71

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

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of December 31, 2023 and June 30, 2023, the Corporation had commitments to extend credit on loans to be held for investment of $1.8 million and $2.4 million, respectively.

The following table provides information regarding unfunded loan commitments, which are comprised of undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2023	June 30, 2023
(In Thousands)
Undisbursed loan funds – Construction loans	$796	$2,032
Undisbursed lines of credit – Commercial business loans	443	607
Undisbursed lines of credit – Consumer loans	352	363
Commitments to extend credit on loans to be held for investment	1,813	2,394
Total	$3,404	$5,396

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of December 31, 2023 and June 30, 2023, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee monthly to compensate the Bank for accepting the recourse obligation. As of December 31, 2023 and June 30, 2023, the Bank serviced $3.3 million and $3.5 million of loans under this program, respectively, and has established a recourse liability of $8,000 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the quarters and six months ended December 31, 2023 and 2022, the Bank did not repurchase any loans or settle any request to repurchase a loan. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $22,500 and $25,000 for loans sold to other investors at December 31, 2023 and June 30, 2023, respectively.

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2023 and 2022:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
Recourse Liability	2023	2022	2023	2022
(In Thousands)
Balance, beginning of the period	$33	$160	$33	$160
(Recovery) provision for recourse liability	(2)	—	(2)	—
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$31	$160	$31	$160

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of December 31, 2023:
Loans held for investment, at fair value	$1,092	$1,221	$(129)

As of June 30, 2023:
Loans held for investment, at fair value	$1,312	$1,483	$(171)

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment at fair value and interest-only strips; while loans with individually evaluated allowance and mortgage servicing assets (“MSA”) are measured at fair value on a nonrecurring basis.

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

Loans with an individually evaluated allowance that are recorded at fair value on a non-recurring basis are loans which are inadequately protected by the current sound worth and paying capacity of the borrowers or of the collateral pledged. These loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. The fair value of a loan with an individually evaluated allowance is determined based on the discounted cash flow or current appraised value of the underlying collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the collateral. For commercial real estate loans with an individually evaluated allowance, the fair value is derived from the appraised value of its collateral. Loans with an individually evaluated allowance are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above (Level 3). This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the ACL. These adjustments to the estimated fair value of loans with individually evaluated allowance may result in increases or decreases to the provision for credit losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,314	$—	$1,314
U.S. government sponsored enterprise MBS	—	584	—	584
Private issue CMO	—	—	98	98
Investment securities - available for sale	—	1,898	98	1,996

Loans held for investment, at fair value	—	—	1,092	1,092
Interest-only strips	—	—	8	8
Total assets	$—	$1,898	$1,198	$3,096

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,370	$—	$1,370
U.S. government sponsored enterprise MBS	—	683	—	683
Private issue CMO	—	—	102	102
Investment securities - available for sale	—	2,053	102	2,155

Loans held for investment, at fair value	—	—	1,312	1,312
Interest-only strips	—	—	9	9
Total assets	$—	$2,053	$1,423	$3,476

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2023
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at September 30, 2023	$98	$1,061	$9	$1,168
Total gains or losses (realized/unrealized):
Included in earnings	—	66	—	66
Included in other comprehensive loss	1	—	(1)	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(1)	(35)	—	(36)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2023	$98	$1,092	$8	$1,198

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Quarter Ended December 31, 2022
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at September 30, 2022	$107	$1,350	$7	$1,464
Total gains or losses (realized/unrealized):
Included in earnings	—	15	—	15
Included in other comprehensive loss	(3)	—	2	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(2)	(20)	—	(22)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2022	$102	$1,345	$9	$1,456

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Six Months Ended December 31, 2023
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2023	$102	$1,312	$9	$1,423
Adjustment due to ASC 326 CECL adoption	—	28	—	28
Total gains or losses (realized/unrealized):
Included in earnings	—	14	—	14
Included in other comprehensive loss	—	—	(1)	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(4)	(262)	—	(266)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2023	$98	$1,092	$8	$1,198

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Six Months Ended December 31, 2022
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2022	$113	$1,396	$7	$1,516
Total gains or losses (realized/ unrealized):
Included in earnings	—	(11)	—	(11)
Included in other comprehensive loss	(4)	—	2	(2)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(7)	(40)	—	(47)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2022	$102	$1,345	$9	$1,456

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$—	$700	$700
Mortgage servicing assets	—	—	86	86
Total	$—	$—	$786	$786

	Fair Value Measurement at June 30, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$251	$1,049	$1,300
Mortgage servicing assets	—	—	90	90
Total	$—	$251	$1,139	$1,390

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of December 31, 2023:

					Impact to
	Fair Value				Valuation
	As of				from an
	December 31,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2023	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$98	Market comparable pricing	Comparability adjustment	(0.9%) - (5.6%) (1.8%)	Increase

Loans held for investment, at fair value	$1,092	Relative value analysis	Broker quotes	89.3% - 91.2% (90.6%)	Increase
			ACL factors	1.0% - 1.1% (1.1%)	Decrease

Loans with individually evaluated allowance	$700	Discounted cash flow	Default rates	5.0%	Decrease

Mortgage servicing assets	$86	Discounted cash flow	Prepayment speed (CPR)	5.4% - 60.0% (10.6%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$8	Discounted cash flow	Prepayment speed (CPR)	7.1% - 13.5% (9.5%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2023 and June 30, 2023 was as follows:

	December 31, 2023
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,074,673	$985,235	$—	$—	$985,235
Investment securities - held to maturity	$141,692	$126,437	$—	$126,437	$—
FHLB – San Francisco stock	$9,505	$9,505	$—	$9,505	$—

Financial liabilities:
Deposits	$911,980	$912,407	$—	$912,407	$—
Borrowings	$242,500	$241,903	$—	$241,903	$—

	June 30, 2023
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,076,317	$970,277	$—	$—	$970,277
Investment securities - held to maturity	$154,337	$135,541	$—	$135,541	$—
FHLB – San Francisco stock	$9,505	$9,505	$—	$9,505	$—

Financial liabilities:
Deposits	$950,571	$949,116	$—	$949,116	$—
Borrowings	$235,009	$232,764	$—	$232,764	$—

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

Investment securities - held to maturity: The investment securities - held to maturity consist of U.S. SBA securities, U.S. government sponsored enterprise MBS and U.S. government sponsored enterprise CMO. For the U.S. SBA securities and U.S. government sponsored enterprise MBS and CMO, the Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement.

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the first six months of fiscal 2024, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

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

If a contract is determined to be within the scope of ASC 606, the Corporation recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, quarterly or annually. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by our systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Corporation is generally the principal in these contracts, except for interchange fees, in which case the Corporation is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur monthly, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters and six months ended December 31, 2023 and 2022:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
Type of Services	2023	2022	2023	2022
(In Thousands)
Loan servicing and other fees(1)	$124	$115	$103	$223
Deposit account fees	299	327	587	670
Card and processing fees	333	367	686	748
Other(2)	119	147	250	318
Total non-interest income	$875	$956	$1,626	$1,959

(1)	Not within the scope of ASC 606.
(2)	Includes net BOLI income of $47 thousand for both quarters and $93 thousand for both six-month periods ended December 31, 2023 and 2022, which is not within the scope of ASC 606.

For both the quarters and six months ended December 31, 2023 and 2022, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Other fees: Includes asset management fees, certain loan related fees, stop payment fees, wire services fees, safe deposit box fees and other fees earned on other services, such as merchant services or occasional non-recurring type services, and are recognized at the time of the event or the applicable billing cycle. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each month. Loan related fees include (loss) gain on sale of loans and other loan fees. These fees are recognized concurrent with the event on a daily, monthly, quarterly or annual basis, depending on the type of service.

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation's Condensed Consolidated Statements of Financial Condition. At December 31, 2023, all of the Corporation's leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarters ended December 31, 2023 and 2022, expenses associated with the Corporation’s leases totaled $247,000 and $216,000, respectively. For the six months ended December 31, 2023 and 2022, expenses associated with the Corporation’s leases totaled $494,000 and $431,000, respectively. Expenses associated with the Corporation’s leases are recorded in either premises and occupancy or equipment, as applicable, in the Condensed Consolidated Statements of Operations.

The following tables present supplemental information related to operating leases at the date and for the periods indicated:

	As of
(In Thousands)	December 31, 2023	June 30, 2023
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$1,732	$2,147
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,778	$2,169

	Quarter Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2023	2022	2023	2022
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$212	$193	$425	$386
Equipment expenses from operating leases	35	23	69	45
Total lease expense	$247	$216	$494	$431

(1)	Includes immaterial variable lease costs.

	Six Months Ended	Six Months Ended
(In Thousands)	December 31, 2023	December 31, 2022
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$463	$437

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of December 31, 2023:

Amount(1)
Year Ending June 30,	(In Thousands)
2024	$433
2025	673
2026	382
2027	188
2028	151
Thereafter	55
Total contract lease payments	$1,882

Total liability to make lease payments	$1,778
Difference in undiscounted and discounted future lease payments	$104
Weighted average discount rate	3.33%
Weighted average remaining lease term (years)	3.1

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On April 28, 2022, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of 364,259 shares over a one-year period. On April 27, 2023, an extension of the existing stock repurchase plan was declared by the Board, effective until April 28, 2024, or until completion, whichever occurs first.

Subsequently, on September 28, 2023, the Board approved a new stock repurchase plan, authorizing the purchase of up to 350,353 shares over a one-year period. Additonally, the Board cancelled the remaining 25,428 shares available for purchase under the April 2022 plan.

During the quarter ended December 31, 2023, the Corporation purchased 62,710 shares of its common stock under the September 2023 stock repurchase plan with a weighted average cost of $11.96 per share. For the six months ended December 31, 2023, the Corporation purchased 98,822 shares of its common stock under the April 2022 and September 2023 stock repurchase plans, with a weighted average cost of $12.59 per share.

As of September 28, 2023, the Corporation purchased a total of 338,831 shares, or 93 percent of the total authorized stock repurchase pursuant to its April 2022 stock repurchase plan, at a weighted average cost of $13.98 per share. As of December 31, 2023, the Corporation purchased 62,710 shares of its common stock under the September 2023 stock repurchase plan at a weighted average cost of $11.96 per share. As of December 31, 2023, 287,643 shares or 82 percent of authorized common stock under the September 2023 plan remain available to purchase until the plan expires on September 28, 2024.

Note 11: Subsequent Events

On January 25, 2024, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on February 15, 2024 are entitled to receive the cash dividend. The cash dividend will be payable on March 7, 2024.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At December 31, 2023, the Corporation had total assets of $1.30 billion, total deposits of $912.0 million and total stockholders’ equity of $129.7 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On October 26, 2023, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on November 16, 2023, which was paid on December 7, 2023. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will consider the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

This Form 10-Q contains statements that the Corporation believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements as they are subject to various risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements include, but are not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Corporation has lending relationships, or other aspects of the Corporation's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth; changes in the interest rate environment, including the past increases in the Board of Governors of the Federal Reserve benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; the impact of continuing elevated inflation levels and the current and future monetary policies of the Federal Reserve in response thereto; the effects of any federal government shutdown; increased competitive pressures; changes in the interest rate environment; changes in general economic conditions and conditions within the securities markets; fluctuations in deposits; liquidity issues, including our ability to borrow funds or raise additional capital, if necessary; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; our ability to attract and retain deposits; our ability to pay dividends on our common stock; legislative and regulatory changes, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and other factors described in the Corporation’s latest Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and other reports filed with and furnished to the Securities and Exchange Commission (“SEC”) - which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements whether as a result of new information, future events or otherwise. These risks could cause our actual results for fiscal 2024 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our operating and stock price performance.

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

The Corporation’s critical accounting estimates are described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statement of our 2023 Annual Form 10-K. The Corporation adopted the current expected credit loss, or CECL, methodology on July 1, 2023. Accounting for the allowance for credit losses (“ACL”) involves significant judgement and assumptions by management and is based on historical data, current economic conditions and a reasonable and supportable forecast of future events. On a quarterly basis, management reviews the methodology and adequacy of the ACL. Refer to Notes 2, 4 and 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements, and the “Provision for (Recovery of) Credit Losses” section in this Form 10-Q for more information on the establishment of the ACL and the implementation of CECL.

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

The Corporation, subject to market conditions, intends to improve its community banking business over the next several years by moderately increasing total assets by increasing single-family, multi-family, commercial real estate, construction and commercial business loans. Further, the Corporation intends gradually to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts, although deposit accounts diversification will also remain a focus. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be challenging given the uncertainty of current general economic conditions and the high interest rate environment.

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

Comparison of Financial Condition at December 31, 2023 and June 30, 2023

Total assets decreased two percent to $1.30 billion at December 31, 2023 from $1.33 billion at June 30, 2023. The decrease was primarily attributable to decreases in cash and cash equivalents and investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, decreased $18.9 million, or 29 percent, to $46.9 million at December 31, 2023 from $65.8 million at June 30, 2023. The decrease in total cash and cash equivalents was primarily attributable to deposit outflows and management’s proactive strategy to manage liquidity based upon economic conditions.

Investment securities (held to maturity and available for sale) decreased $12.8 million, or eight percent, to $143.7 million at December 31, 2023 from $156.5 million at June 30, 2023. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first six months of fiscal 2024. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment remained essentially unchanged at $1.08 billion at December 31, 2023 as compared to June 30, 2023. During the first six months of fiscal 2024, the Corporation originated $38.7 million of loans held for investment, consisting of single-family, multi-family and commercial real estate loans located throughout California. The Corporation did not purchase any loans from other institutions during the first six months of fiscal 2024. Total loan principal payments during the first six months of fiscal 2024 were $40.8 million, down 32 percent from $59.7 million during the comparable period in fiscal 2023. Single-family loans held for investment at December 31, 2023 and June 30, 2023 totaled $521.9 million and $518.8 million, representing approximately 49 percent and 48 percent of loans held for investment, respectively. Multi-family loans held for investment at December 31, 2023 and June 30, 2023 totaled $458.5 million and $461.1 million, respectively, representing approximately 43 percent of loans held for investment at both dates.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2023 and June 30, 2023, as a percentage of the total dollar amount of loans outstanding:

As of December 31, 2023:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$148,837	29%	$176,854	34%	$195,996	37%	$257	—%	$521,944	100%
Multi-family	60,411	13%	267,624	58%	130,467	29%	—	—%	458,502	100%
Commercial real estate	15,250	17%	47,824	54%	25,566	29%	—	—%	88,640	100%
Construction	197	8%	1,615	64%	722	28%	—	—%	2,534	100%
Other	—	—%	102	100%	—	—%	—	—%	102	100%
Total	$224,695	21%	$494,019	46%	$352,751	33%	$257	—%	$1,071,722	100%

(1)	Other than the Inland Empire.

As of June 30, 2023:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$149,569	29%	$174,421	34%	$194,570	37%	$261	—%	$518,821	100%
Multi-family	61,672	13%	272,178	59%	127,263	28%	—	—%	461,113	100%
Commercial real estate	16,586	18%	49,183	54%	24,789	28%	—	—%	90,558	100%
Construction	590	30%	1,116	58%	230	12%	—	—%	1,936	100%
Other	—	—%	106	100%	—	—%	—	—%	106	100%
Total	$228,417	23%	$497,004	46%	$346,852	31%	$261	—%	$1,072,534	100%

(1)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits decreased $38.6 million, or four percent, to $912.0 million at December 31, 2023 from $950.6 million at June 30, 2023, primarily due to a decrease in transaction accounts, partly offset by an increase in time deposits. The decrease in total deposits was primarily due to customers seeking higher interest rates elsewhere. Total uninsured deposits were approximately $140.3 million and $140.1 million at December 31, 2023 and June 30, 2023, respectively. The amounts of uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Transaction account balances or “core deposits” decreased $72.0 million, or 10 percent, to $657.6 million at December 31, 2023 from $729.6 million at June 30, 2023, while time deposits increased $33.4 million, or 15 percent, to $254.3 million at December 31, 2023 from $220.9 million at June 30, 2023. The increase in time deposits was due to both increases in retail time deposits and brokered certificates of deposit. Excluding brokered certificates of deposit, the percentage of time deposits to total deposits was 17 percent at December 31, 2023, compared to 14 percent at June 30, 2023. At December 31, 2023 and June 30, 2023, total brokered certificates of deposit were $122.7 million and $106.4 million, respectively.

Total borrowings increased $7.5 million, or three percent, to $242.5 million at December 31, 2023 from $235.0 million at June 30, 2023. The increase in total borrowings was primarily used to augment the decline in total deposits. At December 31, 2023 and June 30, 2023, borrowings were comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity remained essentially unchanged at $129.7 million at December 31, 2023 and June 30, 2023. Net income of $3.9 million in the first six months of fiscal 2024 was mainly offset by $2.0 million of cash dividends paid to shareholders, $1.3 million of stock repurchases and the $824,000 impact of the CECL adoption. The Corporation repurchased 98,822 shares of its common stock at a weighted average cost of $12.59 per share during the first six months of fiscal 2024.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2023 and 2022

Net income for the second quarter of fiscal 2024 was $2.1 million, down $230,000 or 10 percent from $2.4 million in the same period of fiscal 2023. The decrease in net income was primarily attributable to a $611,000 decrease in net interest income and a $546,000 increase in non-interest expense, partly offset by a $911,000 change in the provision for credit losses to a $720,000 recovery of credit losses in the second quarter of fiscal 2024, in contrast to a $191,000 provision for credit losses in the same quarter of fiscal 2023.

For the first six months of fiscal 2024, net income was $3.9 million, down $558,000 or 13 percent from $4.5 million in the same period of fiscal 2023. The decrease in net income was attributable to a $437,000 decrease in net interest income, a $333,000 decrease in non-interest income and a $461,000 increase in non-interest expense, partly offset by a $436,000 change in the provision for credit losses to the $175,000 recovery of credit losses in the first six months of fiscal 2024, in contrast to a $261,000 provision for credit losses in the same period in fiscal 2023.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 76.11 percent for the second quarter of fiscal 2024, compared to 65.74 percent in the same period last year. For the first six months of fiscal 2024, the efficiency ratio was 72.68 percent, compared to 67.65 percent for the same period of fiscal 2023. The deterioration of the efficiency ratio during the current quarter and six-month period compared to the same periods last year was due both to higher non-interest expenses and lower total revenues.

Return on average assets was 0.66 percent in the second quarter of fiscal 2024, down nine basis points from 0.75 percent in the same period last year. For the first six months of fiscal 2024, return on average assets was 0.60 percent, down 12 basis points from 0.72 percent in the same period last year.

Return on average stockholders’ equity was 6.56 percent in the second quarter of fiscal 2024, down from 7.27 percent in the same period last year. For the first six months of fiscal 2024, return on average stockholders’ equity was 5.98 percent, down from 6.85 percent in the same period last year.

Diluted earnings per share for the second quarter of fiscal 2024 were $0.31, down six percent from $0.33 in the same period last year. For the first six months of fiscal 2024, diluted earnings per share were $0.56, down eight percent from $0.61 in the same period last year.

Net Interest Income:

For the Quarters Ended December 31, 2023 and 2022. Net interest income decreased $611,000 or seven percent to $8.8 million from $9.4 million for the same quarter last year. The decrease in net interest income was due to a lower net interest margin, partly offset by higher average earning assets. The lower net interest margin was due to increases in the weighted average cost of customer deposits and borrowings, partly offset by an increase in the average yield on interest-earning assets reflecting increases in all earning asset categories. The net interest margin during the second quarter of fiscal 2024 decreased 27 basis points to 2.78 percent from 3.05 percent in the same quarter last year. The average yield on interest-earning assets increased 70 basis points to 4.33 percent in the second quarter of fiscal 2024 from 3.63 percent in the same quarter last year, while the average cost of interest-bearing liabilities increased 106 basis points to 1.69 percent in the second quarter of fiscal 2024 from 0.63 percent in the same quarter last year. The average balance of interest-earning assets increased three percent to $1.26 billion in the second quarter of fiscal 2024 from $1.23 billion in the same quarter last year. The increase in earning assets was primarily due to increases in the average balance of loans receivable and interest-earning deposits, partly offset by a decrease in the average balance of investment securities. The average balance of interest-bearing liabilities increased $29.1 million, or three percent, to $1.15 billion in the second quarter of fiscal 2024 from $1.12 billion in the same quarter last year primarily reflecting an increase in the average balance of borrowings and time deposits, partly offset by a decrease in the average balance of core deposits or transaction accounts.

For the Six Months Ended December 31, 2023 and 2022.  Net interest income decreased $437,000 or two percent to $17.9 million for the first six months of fiscal 2024 from $18.4 million in the same period in fiscal 2023, as a result of a lower net interest margin, partly offset by a higher average balance of interest-earning assets. The net interest margin was 2.83 percent in the first six months of fiscal 2024, a decrease of 22 basis points from 3.05 percent in the same period of fiscal 2023, primarily due to the increase in the average cost of interest-bearing liabilities which exceeded the increase in the average yield on interest-earning assets. The weighted-average cost of interest-bearing liabilities increased by 108 basis points to 1.57 percent for the first six months of fiscal 2024 as compared to 0.49 percent in the same period last year, while the weighted-average yield on interest-earning assets increased by 77 basis points to 4.27 percent in the first six months of fiscal 2024 from 3.50 percent in the same period last year. The average balance of interest-earning assets increased $63.2 million, or five percent, to $1.27 billion in the first six months of fiscal 2024 from $1.20 billion in the comparable period of fiscal 2023, primarily reflecting increases in the average balance of loans receivable and interest-earning deposits, partly offset by a decrease in the average balance of investment securities. The average balance of interest-bearing liabilities increased by $58.6 million, or five percent, to $1.15 billion in the first six months of fiscal 2024 from $1.09 billion in the same period last year primarily reflecting increases in the average balance of borrowings and time deposits, partly offset by the decrease in average balance of transaction accounts.

Interest Income:

For the Quarters Ended December 31, 2023 and 2022. Total interest income increased $2.5 million, or 22 percent, to $13.7 million for the second quarter of fiscal 2024 from $11.2 million for the same quarter of fiscal 2023. The increase was due primarily to an increase in interest income from loans receivable.

Interest income on loans receivable increased $2.3 million, or 22 percent, to $12.5 million in the second quarter of fiscal 2024 from $10.2 million in the same quarter of fiscal 2023. The increase was due to a higher average yield and, to a lesser extent, a higher average balance. The average yield on loans receivable increased 65 basis points to 4.66 percent in the second quarter of fiscal 2024 from an average yield of 4.01 percent in the same quarter last year. The higher weighted average loan yield was due primarily to the repricing of adjustable rate loans and new loan originations with higher weighted average interest rates. Adjustable-rate loans of approximately $89.3 million were repriced upward in the second quarter of fiscal 2024 by approximately 97 basis points from an average yield of 6.34 percent to 7.31 percent. The average balance of loans receivable increased $53.0 million, or five percent, to $1.07 billion in the second quarter of fiscal 2024 from $1.02 billion in the same quarter last year. Net deferred loan cost amortization in the second quarter of fiscal 2024 increased seven percent to $217,000 from $203,000 in the same quarter last year. Total loans originated for investment in the second quarter of fiscal 2024 were $20.2 million, down 73 percent from $74.3 million in the same quarter last year. Loan principal payments received in the second quarter of fiscal 2024 were $17.8 million, down 36 percent from $28.0 million in the same quarter last year.

Interest income from investment securities decreased $24,000, or four percent, to $524,000 in the second quarter of fiscal 2024 from $548,000 for the same quarter of fiscal 2023. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $28.0 million, or 16 percent, to $147.2 million in the second quarter of fiscal 2024 from $175.2 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased 17 basis points to 1.42 percent in the second quarter of fiscal 2024 from 1.25 percent for the same quarter last year. The increase in the average yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year ($137,000 vs. $203,000) due to lower total principal repayments ($5.9 million vs. $7.6 million) and the upward repricing of adjustable-rate mortgage-backed securities.

The FHLB – San Francisco distributed $197,000 of cash dividends to the Bank on its stock in the second quarter of fiscal 2024, up 36 percent from $145,000 in the same quarter last year. The average balance of FHLB – San Francisco stock in the second quarter of fiscal 2024 was $9.5 million, up 16 percent from $8.2 million in the same quarter of fiscal 2023 while the average yield was 8.29 percent, up 125 basis points from 7.04 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $435,000 in the second quarter of fiscal 2024, up 80 percent from $241,000 in the same quarter of fiscal 2023. The increase was due to a higher average yield and a higher average balance. The average yield earned on interest-earning deposits in the second quarter of fiscal 2024 was 5.41 percent, up 152 basis points from 3.89 percent in the same quarter last year, due primarily to an increase in the interest rate paid on excess reserves. The average balance of interest-earning deposits increased by $7.3 million, or 30 percent, to $31.5 million in the second quarter of fiscal 2024 from $24.2 million in the same quarter last year primarily due to the Bank increasing its liquidity position.

For the Six Months Ended December 31, 2023 and 2022.  Total interest income increased $5.9 million, or 28 percent, to $27.0 million for the first six months of fiscal 2024 from $21.1 million in the same period of fiscal 2023. The increase was due primarily to an increase in interest income from loans receivable and, to a lesser extent, interest income on interest earning deposits.

Interest income from loans receivable increased $5.4 million, or 28 percent, to $24.7 million in the first six months of fiscal 2024 from $19.3 million for the same period of fiscal 2023. The increase was due to a higher average yield and, to a lesser extent, a higher average balance. The average yield on loans receivable increased 70 basis points to 4.60 percent during the first six months of fiscal 2024 from 3.90 percent in the same period last year. The increase in the average yield on loans receivable was primarily attributable to loans repricing upward, new loan originations with a higher average yield and a decrease in net deferred loan cost amortization to $409,000 in the first six months of fiscal 2024 from $499,000 in the same period of fiscal 2023. Adjustable-rate loans of approximately $189.2 million repriced upward in the first six months of fiscal 2024 by approximately 108 basis points from an average yield of 6.13 percent to 7.21 percent. The average balance of loans receivable increased by $82.5 million, or eight percent, to $1.07 billion for the first six months of fiscal 2024 from $991.1 million in the same period of fiscal 2023. Total loans originated for investment in the first six months of fiscal 2024 were $38.7 million, down 76 percent from $158.9 million in the same period last year. Loan principal payments received in the first six months of fiscal 2024 were $40.8 million, down 32 percent from $59.7 million in the same period last year.

Interest income from investment securities decreased $36,000, or three percent, to $1.0 million in the first six months of fiscal 2024 from $1.1 million for the same period of fiscal 2023. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased by $29.4 million, or 16 percent, to $150.4 million in the first six months of fiscal 2024 from $179.8 million in the same period of fiscal 2023. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased by 18 basis points to 1.39 percent in the first six months of fiscal 2024 from 1.21 percent in the same period of fiscal 2023. The increase in the average yield was primarily attributable to a lower premium amortization ($292,000 compared to $441,000) attributable to a lower total principal repayment ($12.6 million vs. $16.9 million) and, to a lesser extent, the upward repricing of adjustable rate mortgage-backed securities.

The FHLB – San Francisco cash dividends received in the first six months of fiscal 2024 were $376,000, up 40 percent from $268,000 in the same period of fiscal 2023. The average balance of FHLB – San Francisco stock in the first six months of fiscal 2024 was $9.5 million, up 16 percent from $8.2 million in the same period of fiscal 2023, and the average yield was 7.91 percent, up 140 basis points from 6.51 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $898,000 in the first six months of fiscal 2024, up 136 percent from $380,000 in the same period of fiscal 2023. The increase was due to a higher average yield and, to a lesser extent, a higher average balance. The average yield earned on interest-earning deposits increased by 225 basis points to 5.36 percent in the first six months of fiscal 2024 from 3.11 percent in the comparable period last year, due primarily to an increase in the interest rate paid on excess reserves. The average balance of the interest-earning deposits in the first six months of fiscal 2024 was $32.8 million, an increase of $8.9 million or 37 percent, from $23.9 million in the same period of fiscal 2023.

Interest Expense:

For the Quarters Ended December 31, 2023 and 2022. Total interest expense increased $3.1 million or 172 percent to $4.9 million in the second quarter of fiscal 2024 from $1.8 million in the same quarter last year. The increase was attributable to higher interest expense on borrowings and time deposits, particularly brokered certificates of deposit.

Interest expense on deposits for the second quarter of fiscal 2024 was $2.3 million, a 379 percent increase from $475,000 for the same period last year. The increase in interest expense on deposits was attributable to higher average cost and, to a lesser extent, higher average balance of time deposits. The average cost of deposits was 0.99 percent for the second quarter of fiscal 2024, up 79 basis points from 0.20 percent in the same quarter last year, attributable primarily to the average cost of time deposits (including brokered certificates of deposit) which increased 252 basis points to 3.55 percent for the second quarter of fiscal 2024 from 1.03 percent in the same quarter of fiscal 2023. The average balance of deposits decreased five percent to $914.6 million in the second quarter of fiscal 2024 from $962.4 million in the same quarter last year due to decreases in transaction accounts which was partly offset by an increase in time deposits. The average balance of transaction accounts was $677.1 million in the second quarter of fiscal 2024, down 17 percent from $820.0 million in the same quarter last year; while the average balance of time deposits (including brokered certificates of deposits) increased 67 percent to $237.6 million in the second quarter of fiscal 2024 from $142.4 million in the same quarter last year.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2024 increased $1.3 million, or 100 percent, to $2.6 million from $1.3 million for the same period last year. The increase was primarily the result of a higher average balance and, to a lesser extent, a higher average cost of borrowings. The average balance of borrowings increased $76.8 million or 50 percent to $230.5 million in the second quarter of fiscal 2024 from

$153.7 million in the same quarter last year and the average cost of borrowings increased 113 basis points to 4.51 percent in the second quarter of fiscal 2024 from 3.38 percent in the same quarter last year.

For the Six Months Ended December 31, 2023 and 2022.  Total interest expense increased $6.4 million, or 237 percent to $9.1 million in the first six months of fiscal 2024 from $2.7 million in the same period last year. The increase was attributable to higher interest expense on borrowings and time deposits, particularly brokered certificates of deposit.

Interest expense on deposits for the first six months of fiscal 2024 was $4.2 million, a 425 percent increase from $792,000 for the same period last year. The increase in interest expense on deposits was primarily attributable to higher average cost of time deposits, and to a lesser extent, higher average balance of time deposits. The average cost of deposits was 0.89 percent, up 73 basis points from 0.16 percent in the same period last year, attributable primarily to time deposits (including brokered certificates of deposit) which increased 250 basis points to 3.36 percent for the first six months of fiscal 2024 from 0.86 percent for same period in fiscal 2023. The average balance of deposits decreased $34.9 million or four percent to $927.4 million in the first six months of fiscal 2024 from $962.3 million in the same period last year due primarily to a decrease of $131.2 million in the average balance of transaction accounts, partly offset by an increase of $96.3 million in the average balance of time deposits.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first six months of fiscal 2024 increased $3.0 million, or 158 percent, to $4.9 million from $1.9 million in the same period last year.  The increase in interest expense on borrowings was primarily the result of a higher average balance and, to a lesser extent, a higher average cost. The average balance of borrowings increased by $93.6 million or 73 percent to $221.5 million in the first six months of fiscal 2024 from $127.9 million in the same period last year, and the average cost of borrowings increased 143 basis points to 4.42 percent in the first six months of fiscal 2024 from 2.99 percent in the same period last year

The following table presents the average balance sheets for the quarters and six months ended December 31, 2023 and 2022, respectively. Average balances of loans receivable,net include non-performing loans. Amortization of net deferred loan costs is included with interest income on loans receivable. Average balances are calculated using daily balances.

Average Balance Sheets

	Quarter Ended			Quarter Ended
	December 31, 2023			December 31, 2022
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,074,592	$12,509	4.66%	$1,021,631	$10,237	4.01%
Investment securities	147,166	524	1.42%	175,199	548	1.25%
FHLB – San Francisco stock	9,505	197	8.29%	8,239	145	7.04%
Interest-earning deposits	31,473	435	5.41%	24,231	241	3.89%

Total interest-earning assets	1,262,736	13,665	4.33%	1,229,300	11,171	3.63%

Noninterest-earning assets	30,735			34,277

Total assets	$1,293,471			$1,263,577

Interest-bearing liabilities:
Checking and money market accounts(2)	$413,523	$72	0.07%	$492,691	$61	0.05%
Savings accounts	263,554	73	0.11%	327,289	44	0.05%
Time deposits	237,552	2,128	3.55%	142,429	370	1.03%

Total deposits(3)	914,629	2,273	0.99%	962,409	475	0.20%

Borrowings	230,546	2,618	4.51%	153,696	1,311	3.38%

Total interest-bearing liabilities	1,145,175	4,891	1.69%	1,116,105	1,786	0.63%

Noninterest-bearing liabilities	17,682			17,019

Total liabilities	1,162,857			1,133,124

Stockholders’ equity	130,614			130,453
Total liabilities and stockholders’ equity	$1,293,471			$1,263,577

Net interest income		$8,774			$9,385

Interest rate spread(4)			2.64%			3.00%
Net interest margin(5)			2.78%			3.05%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.27%			110.14%
Return on average assets			0.66%			0.75%
Return on average equity			6.56%			7.27%

(1)	Includes the average balance of non-performing loans of $1.4 million and $1.1 million and net deferred loan cost amortization of $217 thousand and $203 thousand for the quarters ended December 31, 2023 and 2022, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $99.4 million and $115.5 million during the quarters ended December 31, 2023 and 2022, respectively.
(3)	Includes the average balance of uninsured deposits (adjusted lower by collateralized deposits) of approximately $139.3 million and $180.0 million in the quarters ended December 31, 2023 and 2022, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for (recovery of) credit losses as a percentage of average interest-earning assets.

	Six Months Ended			Six Months Ended
	December 31, 2023			December 31, 2022
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,073,600	$24,685	4.60%	$991,120	$19,337	3.90%
Investment securities	150,439	1,048	1.39%	179,775	1,084	1.21%
FHLB – San Francisco stock	9,505	376	7.91%	8,239	268	6.51%
Interest-earning deposits	32,758	898	5.36%	23,923	380	3.11%

Total interest-earning assets	1,266,302	27,007	4.27%	1,203,057	21,069	3.50%

Noninterest-earning assets	30,509			34,112

Total assets	$1,296,811			$1,237,169

Interest-bearing liabilities:
Checking and money market accounts(2)	$423,131	$129	0.06%	$496,322	$121	0.05%
Savings accounts	272,988	111	0.08%	330,980	88	0.05%
Time deposits	231,287	3,918	3.36%	135,036	583	0.86%

Total deposits(3)	927,406	4,158	0.89%	962,338	792	0.16%

Borrowings	221,501	4,936	4.42%	127,935	1,927	2.99%

Total interest-bearing liabilities	1,148,907	9,094	1.57%	1,090,273	2,719	0.49%

Noninterest-bearing liabilities	17,326			16,587

Total liabilities	1,166,233			1,106,860

Stockholders’ equity	130,578			130,309
Total liabilities and stockholders’ equity	$1,296,811			$1,237,169

Net interest income		$17,913			$18,350

Interest rate spread(4)			2.70%			3.01%
Net interest margin(5)			2.83%			3.05%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.22%			110.34%
Return on average assets			0.60%			0.72%
Return on average equity			5.98%			6.85%

(1)	Includes the average balance of non-performing loans of $1.4 million and $1.1 million and net deferred loan cost amortization of $409 thousand and $499 thousand for the six months ended December 31, 2023 and 2022, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $102.8 million and $119.4 million during the six months ended December 31, 2023 and 2022, respectively.
(3)	Includes the average balance of uninsured deposits (adjusted lower by collateralized deposits) of approximately $139.1 million and $180.7 million in the six months ended December 31, 2023 and 2022, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for (recovery of) credit losses as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on interest income and expense for the quarters and six months ended December 31, 2023 and 2022, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended December 31, 2023 Compared
	To Quarter Ended December 31, 2022
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$1,655	$531	$86	$2,272
Investment securities	76	(88)	(12)	(24)
FHLB – San Francisco stock	26	22	4	52
Interest-earning deposits	96	70	28	194
Total net change in income on interest-earning assets	1,853	535	106	2,494

Interest-bearing liabilities:
Checking and money market accounts	25	(10)	(4)	11
Savings accounts	47	(8)	(10)	29
Time deposits	907	247	604	1,758
Borrowings	433	655	219	1,307
Total net change in expense on interest-bearing liabilities	1,412	884	809	3,105
Net increase (decrease) in net interest income	$441	$(349)	$(703)	$(611)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2023 Compared
	To Six Months Ended December 31, 2022
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$3,451	$1,608	$289	$5,348
Investment securities	167	(177)	(26)	(36)
FHLB – San Francisco stock	58	41	9	108
Interest-bearing deposits	282	137	99	518
Total net change in income on interest-earning assets	3,958	1,609	371	5,938

Interest-bearing liabilities:
Checking and money market accounts	30	(18)	(4)	8
Savings accounts	47	(15)	(9)	23
Time deposits	1,705	417	1,213	3,335
Borrowings	925	1,410	674	3,009
Total net change in expense on interest-bearing liabilities	2,707	1,794	1,874	6,375
Net increase (decrease) in net interest income	$1,251	$(185)	$(1,503)	$(437)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for (Recovery of) Credit Losses:

For the Quarters Ended December 31, 2023 and 2022. During the second quarter of fiscal 2024, the Corporation recorded a recovery of credit losses of $720,000, as compared to a $191,000 provision for credit losses recorded during the same period last year. The recovery of credit losses recorded in the second quarter of fiscal 2024 was primarily attributable to a shorter estimated life of the loan portfolio resulting from declining market interest rates and higher loan prepayment estimates, while the outstanding balance of loans held for investment at December 31, 2023 remained virtually unchanged from September 30, 2023.

For the Six Months Ended December 31, 2023 and 2022.  During the first six months of fiscal 2024, the Corporation recorded a recovery of credit losses of $175,000, compared to a provision for credit losses of $261,000 in the same period of fiscal 2023.

On July 1, 2023, the Corporation adopted ASC 326 resulting in a one-time increase to the ACL of $1.2 million, an $824,000 reduction to stockholders’ equity, a $345,000 increase to deferred tax assets and a $28,000 decrease to the mark on loans held at fair value. Prior to July 1, 2023, the allowance for loan losses was calculated using the previous incurred loss methodology, which is not directly comparable to the new CECL methodology used to calculate ACL.

At December 31, 2023, the ACL on loans held for investment was $7.0 million, comprised of collectively evaluated allowances of $7.0 million and individually evaluated allowances of $37,000; up 18 percent from $5.9 million at June 30, 2023. The ACL on loans as a percentage of gross loans held for investment was 0.65 percent at December 31, 2023, compared to 0.55 percent at June 30, 2023. The increase in the ACL on loans was due primarily to the adoption of the CECL methodology ($1.2 million), partly offset by the recovery of credit losses in the first six months of fiscal 2024 ($175,000, which includes $32,000 for the recovery of unfunded commitment reserves).

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the quarter and six months ended December 31, 2023 subsequent to the adoption of the CECL methodology on July 1, 2023.

The changes in the ACL on LHFI for the quarter ended December 31, 2023:

The changes in the ACL on LHFI for the six months ended December 31, 2023:

Management considers, based on currently available information, the ACL on loans sufficient to absorb expected losses in loans held for investment. See “Asset Quality” below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding the ACL on loans held for investment.

Non-Interest Income:

For the Quarters Ended December 31, 2023 and 2022. Non-interest income decreased $81,000, or eight percent, to $875,000 in the second quarter of fiscal 2024 from $956,000 in the same period last year, primarily due to decreases of $28,000 in deposit account fees, $34,000 in card and processing fees and $28,000 in other fees, partly offset by a slight increase in loan servicing and other fees.

For the Six Months Ended December 31, 2023 and 2022.  Total non-interest income decreased $333,000, or 17 percent, to $1.6 million for the six months ended December 31, 2023 from $2.0 million for the same period last year. The decrease was primarily attributable to a decrease in loan servicing and other fees and, to a lesser extent, decreases in deposit account fees, card and processing fees and other fees.

Loan servicing and other fees decreased by $120,000 or 54 percent to $103,000 in the first six months of fiscal 2024 from $223,000 in the same period last year. The decrease was due primarily to a decrease in loan prepayment fees resulting from fewer loan payoffs, particularly in multi-family loans. Total loan prepayment fees in the first six months of fiscal 2024 was $56,000, down $167,000 or 75 percent from $223,000 in the same period last year. Total loan repayments were $40.8 million in the first six months of fiscal 2024, down 32 percent from $59.7 million in the same period last year.

Non-Interest Expense:

For the Quarters Ended December 31, 2023 and 2022. Non-interest expenses increased $546,000 or eight percent to $7.3 million in the second quarter of fiscal 2024 from $6.8 million in the same quarter last year. The increase in the non-interest expense in the second quarter of fiscal 2024 was primarily due to higher salaries and employee benefits, and, to a lesser extent, higher premises and occupancy and professional expenses.

Salaries and employee benefits increased $185,000, or four percent, to $4.6 million in the second quarter of fiscal 2024 from $4.4 million in the same quarter of fiscal 2023. The increase was due primarily to a higher accrual for the supplemental executive retirement plans, partly offset by lower incentive compensation expenses.

For the Six Months Ended December 31, 2023 and 2022.  Total non-interest expense in the six months ended December 31, 2023 was $14.2 million, an increase of $461,000 or three percent, compared to $13.7 million in the six months ended December 31, 2022. The increase was primarily attributable to an increase in salaries and employee benefits, premises and occupancy and deposit insurance premiums and regulatory assessments expenses.

Salaries and employee benefits increased $160,000, or two percent, to $8.7 million in the first six months of fiscal 2024 from $8.5 million in the same period of fiscal 2023. The increase was due primarily to a higher accrual for the supplemental executive retirement plans, partly offset by lower incentive compensation expenses.

Premises and occupancy increased $149,000, or nine percent, to $1.8 million in the first six months of fiscal 2024 from $1.7 million in the same period of fiscal 2023, primarily due to higher amortization of fixtures. Deposit insurance premiums and regulatory assessments increased $132,000, or 48 percent, to $406,000 in the first six months of fiscal 2024 from $274,000 in the same period of fiscal 2023, primarily due to the increase in the FDIC assessment rate starting in January 2023.

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

For the Quarters Ended December 31, 2023 and 2022. The income tax provision was $884,000 for the second quarter of fiscal 2024, down 10 percent from $981,000 in the same quarter last year primarily due to lower pre-tax income. The effective tax rate in the second quarter of fiscal 2024 was 29.2 percent as compared to 29.3 percent in the same quarter last year.

For the Six Months Ended December 31, 2023 and 2022.  The Corporation’s income tax provision was $1.6 million for the first six months of fiscal 2024, a 13 percent decrease from $1.8 million in the same period last year, primarily reflecting lower pre-tax income. The effective income tax rate for the six months ended December 31, 2023 and 2022 was 29.2 percent and 29.3 percent, respectively. The Corporation believes that the effective income tax rates applied in the first six months of fiscal 2024 reflect its current income tax obligations.

Asset Quality

Non-performing assets were comprised solely of non-performing loans at both December 31, 2023 and June 30, 2023. Non-performing loans, net of the ACL, consisting of loans with collateral located in California, were $1.8 million at December 31, 2023, up 35 percent from $1.3 million at June 30, 2023. Non-performing loans as a percentage of loans held for investment at December 31, 2023 was 0.16%, slightly higher than 0.12% at June 30, 2023. The non-performing loans at December 31, 2023 and June 30, 2023 were comprised of eight and six single-family loans, respectively. No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing. There was no real estate owned at either December 31, 2023 or June 30, 2023. For further analysis on non-performing loans, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

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

The following table sets forth information with respect to the Corporation’s non-performing assets, net of ACL, at the dates indicated:

	At December 31,	At June 30,
(In Thousands)	2023	2023
Loans on non-performing status
Mortgage loans:
Single-family	$1,750	$1,300
Total	1,750	1,300

Accruing loans past due 90 days or more	—	—

Total non-performing loans	1,750	1,300

Real estate owned, net	—	—
Total non-performing assets	$1,750	$1,300

Non-performing loans as a percentage of loans held for investment, net of ACL	0.16%	0.12%

Non-performing loans as a percentage of total assets	0.13%	0.10%

Non-performing assets as a percentage of total assets	0.13%	0.10%

The following table summarizes classified assets, which is comprised of classified loans, net of ACL and real estate owned, if any, at the dates indicated:

	At December 31, 2023		At June 30, 2023
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$385	1	$—	—
Multi-family	481	1	510	1
Total special mention loans	866	2	510	1

Substandard loans:
Mortgage loans:
Single-family	1,750	8	1,300	6
Commercial real estate	—	—	547	1
Total substandard loans	1,750	8	1,847	7

Total classified loans	2,616	10	2,357	8

Real estate owned	—	—	—	—

Total classified assets	$2,616	10	$2,357	8

Total classified assets as a percentage of total assets	0.20%		0.18%

Loan Volume Activities

The following table provides details related to the volume of loan originations, sales and principal payments for the quarters and six months indicated:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2023	2022	2023	2022
Loans originated for sale:
Wholesale originations	$4,070	$512	$4,070	$512
Total loans originated for sale	4,070	512	4,070	512

Loans sold:
Servicing retained	(4,070)	(512)	(4,070)	(512)
Total loans sold	(4,070)	(512)	(4,070)	(512)

Loans originated for investment:
Mortgage loans:
Single-family	8,660	57,079	21,112	114,128
Multi-family	6,608	8,663	11,721	32,859
Commercial real estate	4,936	7,025	5,875	10,350
Construction	—	1,388	—	1,388
Commercial business loans	—	190	—	190
Total loans originated for investment	20,204	74,345	38,708	158,915

Loan principal payments	(17,775)	(27,998)	(40,763)	(59,726)
Increase in other items, net⁽¹⁾	1,166	48	191	1,156

Net increase (decrease) in loans held for investment	$3,595	$46,395	$(1,864)	$100,345

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of loans held for investment and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first six months of fiscal 2024 and 2023, the Corporation originated loans held for investment of $38.7 million and $158.9 million, respectively. At December 31, 2023, the Corporation had loan origination commitments totaling $1.8 million, undisbursed lines of credit totaling $795,000 and undisbursed construction loan funds totaling $796,000. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. During the first six months of fiscal 2024 and 2023, total loan repayments were $40.8 million and $59.7 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first six months of fiscal 2024, total deposits decreased $38.6 million, or four percent, to $912.0 million, due primarily to a decrease in transaction accounts, partly offset by an increase in time deposits. The time deposits include brokered certificates of deposit totaling $122.7 million at December 31, 2023. At December 31,

2023, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $151.5 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $32.9 million. Historically, the Corporation has been able to retain a significant percentage of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At December 31, 2023, total cash and cash equivalents were $46.9 million, or four percent of total assets. Depending on market conditions and the pricing of deposit products, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of December 31, 2023, total borrowings were $242.5 million and the financing availability at the FHLB – San Francisco was limited to 40 percent of total assets. As a result, the remaining borrowing capacity available was $266.5 million and the remaining available collateral was $403.2 million at December 31, 2023. In addition, the Bank has secured a $183.0 million discount window facility at the FRB of San Francisco, collateralized by investment securities and single-family fixed-rate loans with a total balance of $244.7 million. As of December 31, 2023, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under its discount window or correspondent bank facilities as of December 31, 2023.

The Bank continues to work with both the FHLB - San Francisco and FRB of San Francisco to ensure that borrowing capacity is continuously reviewed and updated in order to be accessed seamlessly should the need arise. This includes establishing accounts and pledging assets as needed in order to maximize borrowing capacity and liquidity. The total available borrowing capacity across all sources totaled approximately $499.5 million at December 31, 2023.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2023 decreased slightly to 17.9 percent from 18.1 percent for the quarter ended June 30, 2023.

On September 28, 2023, the Board of Directors approved a new stock repurchase plan, authorizing up to 350,353 shares of the Corporation’s common stock to be purchased over a one-year period. As of December 31, 2023, a total of 287,643 shares or 82 percent of authorized shares for repurchase under the September 2023 plan remain available to purchase until the plan expires on September 28, 2024. The Corporation purchases the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’ primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a portion of our cash to our shareholders. Assuming continued payment during fiscal 2024 at this rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.0 million based on the number of outstanding shares at December 31, 2023. At December 31, 2023, the Corporation (on an unconsolidated basis) had liquid assets of $7.1 million.

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

At December 31, 2023, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at December 31, 2023 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is subject to the capital adequacy requirements of the Federal Reserve.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of December 31, 2023(2)
Tier 1 leverage capital (to adjusted average assets)	$122,632	9.48%	$51,739	4.00%	$64,673	5.00%
CET1 capital (to risk-weighted assets)	$122,632	18.20%	$47,164	7.00%	$43,795	6.50%
Tier 1 capital (to risk-weighted assets)	$122,632	18.20%	$57,270	8.50%	$53,902	8.00%
Total capital (to risk-weighted assets)	$129,642	19.24%	$70,746	10.50%	$67,377	10.00%

As of June 30, 2023
Tier 1 leverage capital (to adjusted average assets)	$125,979	9.59%	$52,521	4.00%	$65,651	5.00%
CET1 capital (to risk-weighted assets)	$125,979	18.50%	$47,674	7.00%	$44,269	6.50%
Tier 1 capital (to risk-weighted assets)	$125,979	18.50%	$57,890	8.50%	$54,485	8.00%
Total capital (to risk-weighted assets)	$131,967	19.38%	$71,511	10.50%	$68,106	10.00%

(1)	Inclusive of the conservation buffer of not less than 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.
(2)	The Bank elected to recognize the full $824 thousand adjustment to retained earnings resulting from the adoption of CECL on July 1, 2023 instead of a three-year permitted phase-in option.

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

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2023	2023	2022

Loans serviced for others (in thousands)	$34,951	$32,624	$35,230

Book value per share	$18.67	$18.41	$18.12

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

Using an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no consideration given to steps that management might take to counter the effect of the interest rate movement. As of December 31, 2023, the targeted federal funds rate range was 5.25% to 5.50%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2023 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$119,686	$(275)	$1,285,042	9.31%	7	bp
+200 bp	$120,845	$884	$1,290,429	9.36%	12	bp
+100 bp	$121,429	$1,468	$1,295,323	9.37%	13	bp
Base Case	$119,961	$—	$1,298,250	9.24%	—
-100 bp	$114,551	$(5,410)	$1,297,321	8.83%	(41)	bp
-200 bp	$101,384	$(18,577)	$1,288,718	7.87%	(137)	bp
-300 bp	$104,936	$(15,025)	$1,296,805	8.09%	(115)	bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change to the NPV at December 31, 2023 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of total assets.
(3)	Derived from the change in the NPV as Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at both December 31, 2023 and June 30, 2023, each of which scenarios were the most severe shock of plus or minus 200 basis point rate shocks.

	At December 31, 2023		At June 30, 2023
	(-200 bp rate shock)		(-200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	9.24%		9.29%
Post-Shock NPV Ratio: NPV as a % of PV Assets	7.87%		8.37%
Sensitivity Measure: Change in NPV Ratio	-137	bp	-92	bp

The pre-shock NPV ratio decreased five basis points to 9.24 percent at December 31, 2023 from 9.29 percent at June 30, 2023 while the post-shock NPV ratio decreased 50 basis points to 7.87 percent at December 31, 2023 from 8.37 percent at June 30, 2023. The decrease of the pre-shock NPV ratios was primarily attributable to a $7.0 million cash dividend distribution from the Bank to Provident Financial Holdings in September 2023 and a $824,000 decrease in stockholders’ equity resulting from the CECL adoption, the changes in market interest rates and the composition of the balance sheet, partly offset by net income in the first six months of fiscal 2024.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed when calculating the results described in the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM loans could result in an increase in delinquencies and defaults. Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Corporation, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of December 31, 2023:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of December 31, 2023
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$39,949	$—	$—	$6,929	$46,878
Investment securities	8,033	—	—	135,655	143,688
Loans held for investment	263,078	193,539	240,639	378,509	1,075,765
FHLB - San Francisco stock	9,505	—	—	—	9,505
Other assets	4,076	—	—	21,181	25,257
Total assets	324,641	193,539	240,639	542,274	1,301,093

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	—	—	—	94,030	94,030
Checking deposits - interest bearing	41,309	82,619	82,619	68,849	275,396
Savings deposits	51,316	102,631	102,631	—	256,578
Money market deposits	15,819	15,818	—	—	31,637
Time deposits	184,332	64,588	4,073	1,346	254,339
Borrowings	140,000	87,500	15,000	—	242,500
Other liabilities	2,132	—	—	14,820	16,952
Stockholders' equity	—	—	—	129,661	129,661
Total liabilities and stockholders' equity	434,908	353,156	204,323	308,706	1,301,093

Repricing gap (negative) positive	$(110,267)	$(159,617)	$36,316	$233,568	$—
Cumulative repricing gap:
Dollar amount	$(110,267)	$(269,884)	$(233,568)	$—	$—
Percent of total assets	(8)%	(21)%	(18)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The extent to which the net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag changes in the market interest rates. Additionally, prepayments of loans and early withdrawals of time deposits could cause interest sensitivities to vary. As a result, the relationship between interest-earning assets and interest-bearing liabilities, as shown in the previous table, is only a general indicator of interest rate sensitivity and the effect of changing interest rates on net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the previous table.

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of plus 300, 200 and 100, and minus 100, minus 200 and minus 300 basis points.

The following table describes the results of the sensitivity of net interest income analysis at December 31, 2023 and June 30, 2023.

At December 31, 2023		At June 30, 2023
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-3.04%	+300 bp	-10.56%
+200 bp	-0.62%	+200 bp	-5.26%
+100 bp	0.57%	+100 bp	-1.95%
-100 bp	-3.58%	-100 bp	1.25%
-200 bp	-7.51%	-200 bp	-0.59%
-300 bp	-11.50%	-300 bp	-3.33%

At December 31, 2023, the Corporation was close to a neutral position as its interest-bearing liabilities and interest-earning assets are expected to reprice similarly during the subsequent 12-month period. Therefore, in a rising or falling interest rate environment, the model projects a slight decrease in net interest income over the subsequent 12-month period for all scenarios, other than plus 100 shock scenario.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2023 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2023 Annual Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2024.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
October 1, 2023 – October 31, 2023	21,132	$12.87	21,132	329,221
November 1, 2023 – November 30, 2023	38,026	$11.50	38,026	291,195
December 1, 2023 – December 31, 2023	3,552	$11.47	3,552	287,643
Total	62,710	$11.96	62,710	287,643	(2)

(1)	On September 28, 2023, the Board approved a new stock repurchase plan, authorizing the purchase of 350,353 shares over a one-year period. Simultaneously, the Board canceled the remaining 25,428 shares available for purchase under the prior repurchase plan. The Corporation may purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.
(2)	Represent the remaining shares available for future purchases under the September 2023 stock repurchase plan.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.
(b)	Not applicable.
(c)	Trading Plans. During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 8, 2024	/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2024	/s/ Tam B. Nguyen
Tam B. Nguyen
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)