Form 10-Q
period 2024-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2024-05-08
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2024

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2024, there were 6,877,946 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and June 30, 2023	1
	Condensed Consolidated Statements of Operations for the Quarters and Nine Months Ended March 31, 2024 and 2023	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters and Nine Months Ended March 31, 2024 and 2023	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters and Nine Months Ended March 31, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2024 and 2023	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	40
	Safe-Harbor Statement	41
	Critical Accounting Estimates	41
	Executive Summary and Operating Strategy	42
	Commitments and Derivative Financial Instruments	43
	Comparison of Financial Condition at March 31, 2024 and June 30, 2023	43
	Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2024 and 2023	45
	Asset Quality	54
	Loan Volume Activities	56
	Liquidity and Capital Resources	56
	Supplemental Information	58

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	58

ITEM 4 -	Controls and Procedures	63

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	63
ITEM 1A -	Risk Factors	64
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	64
ITEM 3 -	Defaults Upon Senior Securities	64
ITEM 4 -	Mine Safety Disclosures	64
ITEM 5 -	Other Information	64
ITEM 6 -	Exhibits	65

SIGNATURES		66

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share and Per Share Information

	March 31,	June 30,
	2024	2023
Assets
Cash and cash equivalents	$51,731	$65,849
Investment securities - held to maturity, at cost with no allowance for credit losses	135,971	154,337
Investment securities - available for sale, at fair value with no allowance for credit losses	1,935	2,155
Loans held for investment, net of allowance for credit losses of $7,108 and $5,946, respectively; includes $1,054 and $1,312 of loans held at fair value, respectively; $872.5 million and $967.6 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $104.5 million and $0 pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,065,761	1,077,629
Accrued interest receivable	4,249	3,711
FHLB - San Francisco stock	9,505	9,505
Premises and equipment, net	9,637	9,231
Prepaid expenses and other assets	11,258	10,531

Total assets	$1,290,047	$1,332,948

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$91,708	$103,007
Interest-bearing deposits	816,414	847,564
Total deposits	908,122	950,571

Borrowings	235,000	235,009
Accounts payable, accrued interest and other liabilities	17,419	17,681
Total liabilities	1,160,541	1,203,261

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (40,000,000 and 40,000,000 shares authorized, 18,229,615 and 18,229,615 shares issued, and 6,896,297 and 7,043,170 outstanding, respectively)	183	183
Additional paid-in capital	99,591	99,505
Retained earnings	208,923	207,274
Treasury stock at cost (11,333,318 and 11,186,445 shares, respectively)	(179,183)	(177,237)
Accumulated other comprehensive loss, net of tax	(8)	(38)

Total stockholders’ equity	129,506	129,687

Total liabilities and stockholders’ equity	$1,290,047	$1,332,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest income:
Loans receivable, net	$12,683	$11,028	$37,368	$30,365
Investment securities	517	548	1,565	1,632
FHLB - San Francisco stock	210	146	586	414
Interest-earning deposits	397	286	1,295	666
Total interest income	13,807	12,008	40,814	33,077

Interest expense:
Checking and money market deposits	90	56	219	177
Savings deposits	97	42	208	130
Time deposits	2,488	781	6,406	1,364
Borrowings	2,573	1,728	7,509	3,655
Total interest expense	5,248	2,607	14,342	5,326

Net interest income	8,559	9,401	26,472	27,751
Provision for (recovery of) credit losses	124	169	(51)	430
Net interest income, after provision for (recovery of) credit losses	8,435	9,232	26,523	27,321

Non-interest income:
Loan servicing and other fees	92	104	195	327
Deposit account fees	289	328	876	998
Card and processing fees	317	361	1,003	1,109
Other	150	188	400	506
Total non-interest income	848	981	2,474	2,940

Non-interest expense:
Salaries and employee benefits	4,540	4,359	13,223	12,882
Premises and occupancy	835	843	2,641	2,500
Equipment	329	279	962	848
Professional	321	260	1,203	1,162
Sales and marketing	167	182	516	504
Deposit insurance premium and regulatory assessments	190	191	596	465
Other	786	810	2,227	2,302
Total non-interest expense	7,168	6,924	21,368	20,663

Income before income taxes	2,115	3,289	7,629	9,598
Provision for income taxes	620	966	2,231	2,814
Net income	$1,495	$2,323	$5,398	$6,784

Basic earnings per share	$0.22	$0.33	$0.77	$0.94
Diluted earnings per share	$0.22	$0.33	$0.77	$0.94

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income	$1,495	$2,323	$5,398	$6,784

Change in unrealized holding (losses) income on securities available for sale and interest-only strips	(1)	11	43	(38)
Other comprehensive (loss) income, before income tax (benefit) expense	(1)	11	43	(38)
Income tax (benefit) expense	(0)	3	13	(11)
Other comprehensive (loss) income	(1)	8	30	(27)
Total comprehensive income	$1,494	$2,331	$5,428	$6,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended March 31, 2024 and 2023:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Loss,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2023	6,946,348	$183	$99,565	$208,396	$(178,476)	$(7)	$129,661

Net income				1,495			1,495
Other comprehensive loss						(1)	(1)
Purchase of treasury stock	(50,051)				(707)		(707)
Amortization of restricted stock			35				35
Stock options expense			6				6
Tax effect from stock based compensation			(15)				(15)
Cash dividends(1)				(968)			(968)

Balance at March 31, 2024	6,896,297	$183	$99,591	$208,923	$(179,183)	$(8)	$129,506

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2024.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2022	7,132,270	$183	$98,732	$205,117	$(174,758)	$(33)	$129,241

Net income				2,323			2,323
Other comprehensive income						8	8
Purchase of treasury stock	(98,307)				(1,396)		(1,396)
Forfeiture of restricted stock			9		(9)		—
Amortization of restricted stock			207				207
Stock options expense			14				14
Cash dividends(1)				(991)			(991)

Balance at March 31, 2023	7,033,963	$183	$98,962	$206,449	$(176,163)	$(25)	$129,406

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2023.

For the Nine Months Ended March 31, 2024 and 2023:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2023	7,043,170	$183	$99,505	$207,274	$(177,237)	$(38)	$129,687

Net income				5,398			5,398
Other comprehensive income						30	30
Purchase of treasury stock	(148,873)				(1,964)		(1,964)
Distribution of restricted stock	2,000						—
Awards of restricted stock			(18)		18		—
Amortization of restricted stock			137				137
Stock options expense			27				27
Tax effect from stock based compensation			(60)				(60)
Cash dividends(1)				(2,925)			(2,925)
Adoption of CECL standard				(824)			(824)

Balance at March 31, 2024	6,896,297	$183	$99,591	$208,923	$(179,183)	$(8)	$129,506

(1)	Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2024.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2022	7,285,184	$183	$98,826	$202,680	$(173,041)	$2	$128,650

Net income				6,784			6,784
Other comprehensive loss						(27)	(27)
Purchase of treasury stock	(251,221)				(3,592)		(3,592)
Awards of restricted stock			(479)		479		—
Forfeiture of restricted stock			9		(9)		—
Amortization of restricted stock			615				615
Stock options expense			45				45
Tax effect from stock based compensation			(54)				(54)
Cash dividends(1)				(3,015)			(3,015)

Balance at March 31, 2023	7,033,963	$183	$98,962	$206,449	$(176,163)	$(25)	$129,406

(1)	Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,398	$6,784
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	2,306	2,412
(Recovery of) provision for credit losses	(51)	430
Stock-based compensation	164	660
Provision for deferred income taxes	60	824
Decrease in accounts payable, accrued interest and other liabilities	(347)	(151)
(Increase) decrease in prepaid expenses and other assets	(1,089)	879
Net cash provided by operating activities	6,441	11,838

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	10,070	(138,869)
Maturity of investment securities - held to maturity	—	400
Principal payments from investment securities - held to maturity	17,950	23,386
Principal payments from investment securities - available for sale	263	387
Purchase of premises and equipment	(1,495)	(730)
Net cash provided by (used for) investing activities	26,788	(115,426)

Cash flows from financing activities:
Net (decrease) increase in deposits	(42,449)	27,542
Proceeds from long-term borrowings	42,500	35,000
Repayments of long-term borrowings	(30,009)	(20,000)
(Repayments of) proceeds from short-term borrowings, net	(12,500)	105,010
Treasury stock purchases	(1,964)	(3,592)
Cash dividends	(2,925)	(3,015)
Net cash (used for) provided by financing activities	(47,347)	140,945

Net (decrease) increase in cash and cash equivalents	(14,118)	37,357
Cash and cash equivalents at beginning of period	65,849	23,414
Cash and cash equivalents at end of period	$51,731	$60,771
Supplemental information:
Cash paid for interest	$13,962	$4,422
Cash paid for income taxes	$2,490	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2024

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2023 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 Annual Form 10-K”). The results of operations for the quarter and nine months ended March 31, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2024.

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

ASU 2020-04:

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or other rate references expected to be discontinued as a result of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the “discounting transition”). In December

2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848. The FASB had originally included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In March 2021, it was announced that the intended cessation date of LIBOR was extended to June 30, 2023. As a result, the FASB issued ASU 2022-06 deferring the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. This ASU is effective for all entities as of March 12, 2020 through December 31, 2024. As of June 30, 2023, the Corporation had approximately $469.4 million in loans held for investment with LIBOR indices. Beginning July 1, 2023, the Corporation started to transition these loans to Secured Overnight Financing Rate (“SOFR”) indices or other rate indices in accordance with the government agency guidelines. As of September 30, 2023, all loans held for investment with LIBOR indices had been transitioned to SOFR or other rate indices. The Corporation determined that the impact of the adoption of this ASU did not have a material impact to its consolidated financial statements.

ASU 2016-13:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the initial guidance. On July 1, 2023, the Corporation adopted this ASU that replaced the incurred loss methodology with the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and applies to financial assets measured at amortized cost, including loans held for investment, held-to-maturity investment securities and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses (“ACL”).

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

In March 2022, FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures.” This ASU provides new guidance on the treatment of troubled debt restructurings (“TDR”) in relation to the adoption of the CECL model for the accounting for credit losses (see note above regarding ASU 2016-13). Previous accounting guidance related to TDRs is eliminated and new disclosure requirements are adopted in regards to loan modifications made to borrowers experiencing financial difficulties under the assumption that the CECL model will capture credit losses related to TDRs. The required disclosures regarding gross write-offs for financing receivables by year of origination and loan modifications are presented under Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q. Subsequent to the adoption of ASC 326, the Corporation no longer reports TDRs or classifies loans as TDRs given those loans previously recognized as TDRs have been incorporated into the CECL methodology in regard to loan loss reserves as of July 1, 2023. As of March 31, 2024, there were no loan modifications for borrowers experiencing financial difficulties.

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

As of March 31, 2024 and 2023, there were outstanding stock options to purchase 410,000 shares and 434,500 shares of the Corporation’s common stock, respectively. As of March 31, 2024 and 2023, there were 382,000 and 434,500 outstanding stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2024 and 2023, there were outstanding restricted stock awards of 51,000 shares and 146,750 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2024 and 2023, respectively.

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Earnings Per Share)	2024	2023	2024	2023
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$1,495	$2,323	$5,398	$6,784

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	6,919	7,081	6,968	7,181

Less effect of dilutive shares:
Stock options	—	—	—	—
Restricted stock	16	65	13	51

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	6,935	7,146	6,981	7,232

Basic earnings per share	$0.22	$0.33	$0.77	$0.94
Diluted earnings per share	$0.22	$0.33	$0.77	$0.94

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2024 and June 30, 2023 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
March 31, 2024	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$131,711	$72	$(15,501)	$116,282	$131,711
U.S. government sponsored enterprise CMO(2)	3,802	—	(270)	3,532	3,802
U.S. SBA securities(3)	458	—	(1)	457	458
Total investment securities - held to maturity	135,971	72	(15,772)	120,271	135,971

Available for sale
U.S. government agency MBS	1,288	1	(15)	1,274	1,274
U.S. government sponsored enterprise MBS	572	1	(3)	570	570
Private issue CMO	93	—	(2)	91	91
Total investment securities - available for sale	1,953	2	(20)	1,935	1,935
Total investment securities	$137,924	$74	$(15,792)	$122,206	$137,906

(1)Mortgage-Backed Securities (“MBS”).
(2)Collateralized Mortgage Obligations (“CMO”).
(3)Small Business Administration (“SBA”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2023	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$149,803	$—	$(18,459)	$131,344	$149,803
U.S. government sponsored enterprise CMO	3,883	—	(336)	3,547	3,883
U.S. SBA securities	651	—	(1)	650	651
Total investment securities - held to maturity	154,337	—	(18,796)	135,541	154,337

Available for sale
U.S. government agency MBS	1,417	—	(47)	1,370	1,370
U.S. government sponsored enterprise MBS	697	—	(14)	683	683
Private issue CMO	103	—	(1)	102	102
Total investment securities - available for sale	2,217	—	(62)	2,155	2,155
Total investment securities	$156,554	$—	$(18,858)	$137,696	$156,492

In the third quarters of fiscal 2024 and 2023, the Corporation received MBS principal payments of $5.7 million and $6.9 million, respectively, and there were no purchases or sales of investment securities during these periods.

For the first nine months of fiscal 2024 and 2023, the Corporation received MBS principal payments of $18.2 million and $23.8 million, respectively, and there were no purchases or sales of investment securities during these periods.

The Corporation held investments with an unrealized loss position of $15.8 million at March 31, 2024 and $18.9 million at June 30, 2023 as follows:

As of March 31, 2024	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$111,712	$15,501	$111,712	$15,501
U.S. government sponsored enterprise CMO	—	—	3,533	270	3,533	270
U.S. SBA securities	457	1	—	—	457	1
Total investment securities - held to maturity	457	1	115,245	15,771	115,702	15,772

Available for sale
U.S government agency MBS	—	—	1,179	15	1,179	15
U.S. government sponsored enterprise MBS	—	—	462	3	462	3
Private issue CMO	—	—	91	2	91	2
Total investment securities - available for sale	—	—	1,732	20	1,732	20
Total investment securities	$457	$1	116,977	$15,791	$117,434	$15,792

As of June 30, 2023	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$10,839	$253	$120,506	$18,206	$131,345	$18,459
U.S. government sponsored enterprise CMO	—	—	3,547	336	3,547	336
U.S. SBA securities	650	1	—	—	650	1
Total investment securities - held to maturity	11,489	254	124,053	18,542	135,542	18,796

Available for sale
U.S government agency MBS	696	20	673	27	1,369	47
U.S. government sponsored enterprise MBS	87	2	558	12	645	14
Private issue CMO	—	—	102	1	102	1
Total investment securities - available for sale	783	22	1,333	40	2,116	62
Total investment securities	$12,272	$276	$125,386	$18,582	$137,658	$18,858

The Corporation adopted ASC 326 on July 1, 2023. The Corporation evaluates individual investment securities quarterly for impairment. At March 31, 2024, predominately all of the $15.8 million of unrealized holding losses were in a loss position for 12 months or more; while at June 30, 2023, $18.6 million of the $18.9 million of unrealized holding losses were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise (GSE) securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity or available for sale and as such, records the investment security at book value or fair market value as prescribed by generally accepted accounting principles. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment security before the recovery of its amortized costs basis. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized costs is realized and it is not more likely than not that the company will be required to sell the securities prior to recovery of the amortized costs. There were no ACL or impairment on investment securities held to maturity and there were no impairment on investment securities available for sale at adoption of ASC 326 and at March 31, 2024.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $269.2 million as of March 31, 2024 at the FHLB of San Francisco. In addition, the Bank has secured an estimated $172.7 million discount window facility at the FRB of San Francisco collateralized by investment securities with total balance of $132.3 million and loans held for investment with total balance of $104.5 million as of March 31, 2024. As of March 31, 2024, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of March 31, 2024. The total available borrowing capacity across all sources totaled approximately $491.9 million at March 31, 2024.

At June 30, 2023, the Bank had a remaining borrowing capacity of $287.9 million at the FHLB of San Francisco. In addition, the Bank had secured an estimated $139.0 million discount window facility at the FRB of San Francisco collateralized by investment securities with a June 30, 2023 total balance of $150.3 million. As of June 30, 2023, the Bank also had an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of June 30, 2023. The total available borrowing capacity across all sources totaled approximately $476.9 million at June 30, 2023.

At March 31, 2024 and June 30, 2023, the Corporation did not hold any investment securities held to maturity or investment securities available for sale with the intent to sell and determined it had the ability to hold these investment securities until maturity. It also determined that it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses on were recorded on investment securities available for sale and investment securities held to maturity for the quarters and nine months ended March 31, 2024 and 2023.

Contractual maturities of investment securities as of March 31, 2024 and June 30, 2023 were as follows:

	March 31, 2024		June 30, 2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$5	$5	$303	$300
Due after one through five years	5,354	5,161	7,686	7,365
Due after five through ten years	52,205	47,404	61,043	54,686
Due after ten years	78,407	67,701	85,305	73,190
Total investment securities - held to maturity	135,971	120,271	154,337	135,541

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	781	777	590	580
Due after ten years	1,172	1,158	1,627	1,575
Total investment securities - available for sale	1,953	1,935	2,217	2,155
Total investment securities	$137,924	$122,206	$156,554	$137,696

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	March 31,	June 30,
(In Thousands)	2024	2023
Mortgage loans:
Single-family	$517,039	$518,821
Multi-family	457,401	461,113
Commercial real estate	83,136	90,558
Construction	2,745	1,936
Other	99	106
Commercial business loans	2,835	1,565
Consumer loans	60	65
Total loans held for investment, gross	1,063,315	1,074,164

Advance payments of escrows	371	148
Deferred loan costs, net	9,183	9,263
ACL on loans	(7,108)	(5,946)
Total loans held for investment, net	$1,065,761	$1,077,629

The following table sets forth information at March 31, 2024 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. At March 31, 2024 and June 30, 2023, fixed rate loans comprised 10 percent and 11 percent of loans held for investment, respectively. Adjustable rate loans that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$53,321	$27,759	$96,177	$230,399	$109,383	$517,039
Multi-family	179,447	149,111	114,911	13,831	101	457,401
Commercial real estate	35,078	17,925	28,892	—	1,241	83,136
Construction	2,745	—	—	—	—	2,745
Other	—	—	—	—	99	99
Commercial business loans	2,720	—	—	—	115	2,835
Consumer loans	60	—	—	—	—	60
Total loans held for investment, gross	$273,371	$194,795	$239,980	$244,230	$110,939	$1,063,315

The following tables present the Corporation’s commercial real estate loans by property types and LTVs as of March 31, 2024 and June 30, 2023:

	Owner	Non-Owner		% of Total	Weighted
March 31, 2024	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars In Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$6,733	$20,216	$26,949	32%	43%
Mixed use (2)	296	15,918	16,214	20	35%
Retail	—	12,254	12,254	15	31%
Warehouse	2,089	9,939	12,028	14	33%
Medical/dental office	2,453	4,712	7,165	9	44%
Mobile home park	—	6,945	6,945	8	38%
Restaurant/fast food	692	—	692	1	44%
Automotive - non gasoline	—	580	580	1	26%
Live/work	—	309	309	—	14%
Total commercial real estate	$12,263	$70,873	$83,136	100%	38%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $7.0 million in Office/Retail, $4.8 million in Multi-family/Retail, $3.0 million in Other Mixed Use, $757,000 in Multi-family/Commercial and $688,000 in Multi-family/Office..

	Owner	Non-Owner		% of Total	Weighted
June 30, 2023	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars In Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$9,283	$23,915	$33,198	37%	44%
Mixed use (2)	306	17,614	17,920	20	36%
Retail	—	12,991	12,991	14	32%
Warehouse	2,133	8,511	10,644	12	31%
Mobile home park	—	7,057	7,057	8	39%
Medical/dental office	1,117	5,524	6,641	7	50%
Restaurant/fast food	—	1,014	1,014	1	24%
Automotive - non gasoline	—	485	485	1	19%
Live/work	—	337	337	—	15%
Light industrial/manufacturing	—	271	271	—	8%
Total commercial real estate	$12,839	$77,719	$90,558	100%	38%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $8.2 million in Office/Retail, $5.6 million in Multi-family/Retail, $3.4 million in Other Mixed Use and $700,000 in Multi-family/Office..

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of March 31, 2024 and June 30, 2023:

	Inland		Southern		Other
March 31, 2024	Empire		California(1)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$1,556	23%	$4,984	74%	$193	3%	$6,733	100%
Mixed use	—	—%	—	—%	296	100%	296	100%
Warehouse	—	—%	1,699	81%	390	19%	2,089	100%
Medical/dental office	277	11%	1,801	74%	375	15%	2,453	100%
Restaurant/fast food	—	—%	692	100%	—	—%	692	100%
Total owner occupied	1,833	15%	9,176	75%	1,254	10%	12,263	100%

Non-owner occupied:
Office	2,969	15%	13,920	69%	3,327	16%	20,216	100%
Mixed use	539	3%	6,277	40%	9,102	57%	15,918	100%
Retail	1,056	9%	6,713	55%	4,485	36%	12,254	100%
Warehouse	609	6%	4,790	48%	4,540	46%	9,939	100%
Mobile home park	4,886	70%	359	5%	1,700	25%	6,945	100%
Medical/dental office	1,847	39%	2,172	46%	693	15%	4,712	100%
Automotive - non gasoline	—	—%	580	100%	—	—%	580	100%
Live/work	—	—%	—	—%	309	100%	309	100%
Total non-owner occupied	11,906	17%	34,811	49%	24,156	34%	70,873	100%

Total commercial real estate	$13,739	16%	$43,987	53%	$25,410	31%	$83,136	100%

(1)Other than the Inland Empire.

	Inland		Southern		Other
June 30, 2023	Empire		California(1)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$2,649	29%	$6,436	69%	$198	2%	$9,283	100%
Mixed use	—	—%	—	—%	306	100%	306	100%
Warehouse	—	—%	1,733	81%	400	19%	2,133	100%
Medical/dental office	281	25%	453	41%	383	34%	1,117	100%
Total owner occupied	2,930	23%	8,622	67%	1,287	10%	12,839	100%

Non-owner occupied:
Office	4,420	18%	14,767	62%	4,728	20%	23,915	100%
Mixed use	660	4%	7,292	41%	9,662	55%	17,614	100%
Retail	1,076	8%	7,353	57%	4,562	35%	12,991	100%
Warehouse	623	7%	5,690	67%	2,198	26%	8,511	100%
Mobile home park	4,967	70%	364	5%	1,726	25%	7,057	100%
Medical/dental office	1,910	35%	3,325	60%	289	5%	5,524	100%
Restaurant/fast food	—	—%	1,014	100%	—	—%	1,014	100%
Automotive - non gasoline	—	—%	485	100%	—	—%	485	100%
Live/work	—	—%	—	—%	337	100%	337	100%
Light industrial/ manufacturing	—	—%	271	100%	—	—%	271	100%
Total non-owner occupied	13,656	18%	40,561	52%	23,502	30%	77,719	100%

Total commercial real estate	$16,586	18%	$49,183	54%	$24,789	28%	$90,558	100%

(1)Other than the Inland Empire.

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

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of March 31, 2024:

March 31, 2024	Term Loans by Year of Origination						Revolving
(In Thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$8,944	$63,451	$208,980	$150,992	$19,728	$61,770	$17	$513,882
Special Mention	-	-	-	538	-	386	-	924
Substandard	-	-	-	-	-	2,233	-	2,233
Total single-family	8,944	63,451	208,980	151,530	19,728	64,389	17	517,039
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	5,864	28,966	76,236	89,392	62,089	192,779	-	455,326
Special Mention	-	-	-	479	-	541	-	1,020
Substandard	-	-	-	-	-	1,055	-	1,055
Total multi-family	5,864	28,966	76,236	89,871	62,089	194,375	-	457,401
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	2,172	13,845	23,428	4,045	5,486	34,160	-	83,136
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	2,172	13,845	23,428	4,045	5,486	34,160	-	83,136
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	-	226	835	1,684	-	-	-	2,745
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	-	226	835	1,684	-	-	-	2,745
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	99	-	-	99
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	99	-	-	99
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	142	-	-	-	2,693	2,835
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	142	-	-	-	2,693	2,835
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	15	-	-	-	-	-	-	15
Pass	-	-	-	-	-	-	45	45
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	15	-	-	-	-	-	45	60
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$16,995	$106,488	$309,621	$247,130	$87,402	$292,924	$2,755	$1,063,315
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2023:

June 30, 2023	Term Loans by Year of Origination						Revolving
(In Thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$51,378	$216,989	$157,015	$20,741	$11,793	$59,451	$32	$517,399
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	251	-	1,171	-	1,422
Total single-family	51,378	216,989	157,015	20,992	11,793	60,622	32	518,821
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	17,429	77,956	90,926	65,127	59,709	149,456	-	460,603
Special Mention	-	-	510	-	-	-	-	510
Substandard	-	-	-	-	-	-	-	-
Total multi-family	17,429	77,956	91,436	65,127	59,709	149,456	-	461,113
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	8,586	23,815	5,527	6,525	9,981	35,577	-	90,011
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	547	-	547
Total commercial real estate	8,586	23,815	5,527	6,525	9,981	36,124	-	90,558
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	94	726	1,116	-	-	-	-	1,936
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	94	726	1,116	-	-	-	-	1,936
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	106	-	-	-	106
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	106	-	-	-	106
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	171	-	-	-	-	1,394	1,565
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	171	-	-	-	-	1,394	1,565
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	15	-	-	-	-	-	-	15
Pass	-	-	-	-	-	-	50	50
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	15	-	-	-	-	-	50	65
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$77,502	$319,657	$255,094	$92,750	$81,483	$246,202	$1,476	$1,074,164
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of CECL on July 1, 2023, and as of March 31, 2024, relied upon reasonable and supportable 12-month forecasts of the National Unemployment Rate and change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward look component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts, including the quarterly Federal Open Market Committee forecast, and the widespread familiarity of these economic metrics.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of allowance on collectively evaluated loans. As current and expected conditions may vary compared with conditions over the historical lookback period, which is utilized in the calculation of the quantitative allowance, management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted, given the consideration of a variety of qualitative factors. The following qualitative factors (“Q-factors”) considered by management reflect the regulatory guidance on the Q-factors:

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

Accrued interest receivable for loans is included in the accrued interest receivable line item on the Corporation’s Condensed Consolidated Statements of Financial Condition. The Corporation elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on non-performing status. A loan is deemed non-performing when it is 90 days or more delinquent and the Bank has stopped accruing interest income. Any outstanding interest receivable that has not been collected is reversed, disclosed accordingly; and therefore, no allowance is established. The Corporation believes this policy results in the timely reversal of potentially uncollectible interest.

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of modifications noted above. During the quarter and nine months ended March 31, 2024, there were no loan modifications to borrowers experiencing financial difficulties.

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

The following table is provided to disclose additional details for the periods indicated on the Corporation’s ACL on loans held for investment:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2024	2023	2024	2023

ACL, beginning of period	$7,000	$5,830	$5,946	$5,564

Impact of ASC 326 CECL adoption(1)	—	—	1,197	—

Provision for (recovery of) credit losses	108	169	(35)	430

Recoveries:
Mortgage loans:
Single-family	—	2	—	7
Total recoveries	—	2	—	7

Total charge-offs	—	—	—	—

Net recoveries (charge-offs)	—	2	—	7
ACL, end of period	$7,108	$6,001	$7,108	$6,001

ACL on loans as a percentage of gross loans held for investment	0.67%	0.56%	0.67%	0.56%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	—%	—%	—%	—%
ACL on loans as a percentage of gross non-performing loans at the end of the period	307.84%	584.32%	307.84%	584.32%

(1)	Represents the impact of adopting ASC 326 on July 1, 2023. Since that date, as a result of adopting ASC 326, the methodology to compute the ACL has been based on CECL methodology, rather than the previously applied incurred loss methodology.

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	March 31, 2024
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment, Gross

Mortgage loans:
Single-family	$514,420	$386	$2,233	$517,039
Multi-family	457,401	—	—	457,401
Commercial real estate	83,136	—	—	83,136
Construction	2,745	—	—	2,745
Other	99	—	—	99
Commercial business loans	2,835	—	—	2,835
Consumer loans	58	2	—	60
Total loans held for investment, gross	$1,060,694	$388	$2,233	$1,063,315

	June 30, 2023
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment, Gross

Mortgage loans:
Single-family	$517,399	$—	$1,422	$518,821
Multi-family	461,113	—	—	461,113
Commercial real estate	90,558	—	—	90,558
Construction	1,936	—	—	1,936
Other	106	—	—	106
Commercial business loans	1,565	—	—	1,565
Consumer loans	64	1	—	65
Total loans held for investment, gross	$1,072,741	$1	$1,422	$1,074,164

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended March 31, 2024
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000
Provision for (recovery of) credit losses	136	(41)	(8)	8	(1)	14	—	108
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,371	$601	$65	$44	$1	$26	$—	$7,108

ACL:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for impairment	6,334	601	65	44	1	26	—	7,071
ACL, end of period	$6,371	$601	$65	$44	$1	$26	$—	$7,108

Loans held for investment:
Individually evaluated for impairment	$1,138	$—	$—	$—	$—	$—	$—	$1,138
Collectively evaluated for impairment	515,901	457,401	83,136	2,745	99	2,835	60	1,062,177
Total loans held for investment, gross	$517,039	$457,401	$83,136	$2,745	$99	$2,835	$60	$1,063,315
ACL on loans as a percentage of gross loans held for investment	1.23%	0.13%	0.08%	1.60%	1.01%	0.92%	—%	0.67%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Quarter Ended March 31, 2023
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$1,600	$3,300	$847	$17	$3	$58	$5	$5,830
Provision for (recovery of) credit losses	127	7	21	4	(1)	12	(1)	169
Recoveries	2	—	—	—	—	—	—	2
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$1,729	$3,307	$868	$21	$2	$70	$4	$6,001

ACL:
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for impairment	1,691	3,307	868	21	2	70	4	5,963
ACL, end of period	$1,729	$3,307	$868	$21	$2	$70	$4	$6,001

Loans held for investment:
Individually evaluated for impairment	$804	$—	$—	$—	$—	$—	$—	$804
Collectively evaluated for impairment	511,828	466,332	90,496	2,891	108	1,640	61	1,073,356
Total loans held for investment, gross	$512,632	$466,332	$90,496	$2,891	$108	$1,640	$61	$1,074,160
ACL on loans as a percentage of gross loans held for investment	0.34%	0.71%	0.96%	0.73%	1.85%	4.27%	6.56%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Nine Months Ended March 31, 2024
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946
Adjustment to allowance for adoption of ASC 326	4,605	(2,614)	(786)	47	3	(54)	(4)	1,197
Provision for (recovery of) credit losses	46	(55)	(17)	(18)	(4)	13	—	(35)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,371	$601	$65	$44	$1	$26	$—	$7,108

ACL:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for impairment	6,334	601	65	44	1	26	—	7,071
ACL, end of period	$6,371	$601	$65	$44	$1	$26	$—	$7,108

Loans held for investment:
Individually evaluated for impairment	$1,138	$—	$—	$—	$—	$—	$—	$1,138
Collectively evaluated for impairment	515,901	457,401	83,136	2,745	99	2,835	60	1,062,177
Total loans held for investment, gross	$517,039	$457,401	$83,136	$2,745	$99	$2,835	$60	$1,063,315
ACL on loans as a percentage of gross loans held for investment	1.23%	0.13%	0.08%	1.60%	1.01%	0.92%	—%	0.67%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Nine Months Ended March 31, 2023
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564
Provision for (recovery of) credit losses	339	25	52	(2)	(1)	18	(1)	430
Recoveries	7	—	—	—	—	—	—	7
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$1,729	$3,307	$868	$21	$2	$70	$4	$6,001

ACL:
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$—	$38
Collectively evaluated for impairment	1,691	3,307	868	21	2	70	4	5,963
ACL, end of period	$1,729	$3,307	$868	$21	$2	$70	$4	$6,001

Loans held for investment:
Individually evaluated for impairment	$804	$—	$—	$—	$—	$—	$—	$804
Collectively evaluated for impairment	511,828	466,332	90,496	2,891	108	1,640	61	1,073,356
Total loans held for investment, gross	$512,632	$466,332	$90,496	$2,891	$108	$1,640	$61	$1,074,160
ACL on loans as a percentage of gross loans held for investment	0.34%	0.71%	0.96%	0.73%	1.85%	4.27%	6.56%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

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

	At March 31, 2024
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,903	$—	$1,903	$(63)	$1,840
Without a related allowance(2)	431	(25)	406	—	406
Total single-family loans	2,334	(25)	2,309	(63)	2,246

Total non-performing loans	$2,334	$(25)	$2,309	$(63)	$2,246

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At June 30, 2023
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,171	$—	$1,171	$(122)	$1,049
Without a related allowance(2)	276	(25)	251	—	251
Total single-family loans	1,447	(25)	1,422	(122)	1,300

Total non-performing loans	$1,447	$(25)	$1,422	$(122)	$1,300

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At March 31, 2024, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended March 31, 2024 and 2023, the Corporation’s average recorded investment in non-performing loans was $2.1 million and $1.0 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended March 31, 2024, the Bank received $41,000 in interest payments from non-performing loans, of which $41,000 was recognized as interest income and none was applied to reduce the loan balances under the cost recovery method. In comparison, for the quarter ended March 31, 2023, the Bank received $15,000 in interest payments from non-performing loans, of which $13,000 was recognized as interest income and the remaining $2,000 was applied to reduce the loan balances under the cost recovery method.

For the nine months ended March 31, 2024 and 2023, the Corporation’s average recorded investment in non-performing loans was $1.7 million and $1.1 million, respectively. For the nine months ended March 31, 2024, the Bank received $80,000 in interest payments from non-performing loans, of which $80,000 was recognized as interest income and none was applied to reduce the loan balances under the cost recovery method. In comparison, for the nine months ended March 31, 2023, the Bank received $38,000 in interest payments from non-performing loans, of which $33,000 was recognized as interest income and the remaining $5,000 was applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and nine months ended March 31, 2024 and 2023:

	Quarter Ended March 31,
	2024		2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$296	$8	$57	$—
	296	8	57	—

With related ACL:
Mortgage loans:
Single-family	1,852	33	973	13
	1,852	33	973	13

Total	$2,148	$41	$1,030	$13

	Nine Months Ended March 31,
	2024		2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$206	$16	$87	$—
	206	16	87	—

With related ACL:
Mortgage loans:
Single-family	1,454	64	983	33
	1,454	64	983	33

Total	$1,660	$80	$1,070	$33

During the quarters ended March 31, 2024 and 2023, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. For the nine months ended March 31, 2024 and 2023, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold, except for one foreclosed property that was immediately sold with no losses in the second quarter of fiscal 2024. A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs. As of both March 31, 2024 and June 30, 2023, there was no real estate owned property. Any initial loss upon repossession is recorded as a charge to the ACL before being transferred to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the Condensed Consolidated Statements of Operations. In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred.

As outlined in the implementation of ASC 326, the Bank includes the off-balance sheet reserve for unfunded loan commitments within the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the quarters and nine months ended March 31, 2024 and 2023.

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands)	2024	2023	2024	2023
Balance, beginning of the period	$10	$71	$42	$130
Impact of ASC 326 CECL adoption	—	—	—	—
Provision for (recovery of) credit losses	16	3	(16)	(56)
Balance, end of the period	$26	$74	$26	$74

The method for calculating the unfunded commitment reserve is based on a historical funding rate applied to the undisbursed loan amount to estimate an average outstanding amount during the life of the loan commitment. The Corporation applies the same assumptions and methodologies by loan groupings to these unfunded loan commitments as it does for its funded loans held for investment to determine the reserve rate and the allowance. Assumptions are evaluated by management periodically as part of the CECL procedures. The unfunded loan commitment reserve is recorded in Accounts payable, accrued interest and other liabilities on the Condensed Consolidated Statements of Financial Condition.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of March 31, 2024 and June 30, 2023, the Corporation had commitments to extend credit on loans to be held for investment of $5.1 million and $2.4 million, respectively.

The following table provides information regarding unfunded loan commitments, which are comprised of undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below.

Commitments	March 31, 2024	June 30, 2023
(In Thousands)
Undisbursed loan funds – Construction loans	$586	$2,032
Undisbursed lines of credit – Commercial business loans	465	607
Undisbursed lines of credit – Consumer loans	344	363
Commitments to extend credit on loans to be held for investment	5,112	2,394
Total	$6,507	$5,396

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of March 31, 2024 and June 30, 2023, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee monthly to compensate the Bank for accepting the recourse obligation. As of March 31, 2024 and June 30, 2023, the Bank serviced $3.2 million and $3.5 million of loans under this program, respectively, and has established a recourse liability of $8,000 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the quarters and nine months ended March 31, 2024 and 2023, the Bank did not repurchase any loans or settle any request to repurchase a loan. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $22,500 and $25,000 for loans sold to other investors at March 31, 2024 and June 30, 2023, respectively.

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2024 and 2023:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
Recourse Liability	2024	2023	2024	2023
(In Thousands)
Balance, beginning of the period	$31	$160	$33	$160
(Recovery) provision for recourse liability	—	—	(2)	—
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$31	$160	$31	$160

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of March 31, 2024:
Loans held for investment, at fair value	$1,054	$1,211	$(157)

As of June 30, 2023:
Loans held for investment, at fair value	$1,312	$1,483	$(171)

ASC 820 establishes a three-level valuation hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.
Level 2	-

Observable inputs other than Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability. Valuation techniques may include the use of discounted cash flow models and similar techniques.

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment at fair value and interest-only strips; while loans with individually evaluated allowances and mortgage servicing assets (“MSA”) are measured at fair value on a nonrecurring basis.

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

Loans with an individually evaluated allowance that are recorded at fair value on a non-recurring basis are loans which are inadequately protected by the current sound worth and paying capacity of the borrowers or of the collateral pledged. These loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. The fair value of a loan with an individually evaluated allowance is determined based on the discounted cash flow or current appraised value of the underlying collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the collateral. For commercial real estate loans with an individually evaluated allowance, the fair value is derived from the appraised value of its collateral. Loans with an individually evaluated allowance are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above (Level 3). This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the ACL. These adjustments to the estimated fair value of loans with individually evaluated allowance may result in increases or decreases to the provision for (recovery of) credit losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,274	$—	$1,274
U.S. government sponsored enterprise MBS	—	570	—	570
Private issue CMO	—	—	91	91
Investment securities - available for sale	—	1,844	91	1,935

Loans held for investment, at fair value	—	—	1,054	1,054
Interest-only strips	—	—	8	8
Total assets	$—	$1,844	$1,153	$2,997

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,370	$—	$1,370
U.S. government sponsored enterprise MBS	—	683	—	683
Private issue CMO	—	—	102	102
Investment securities - available for sale	—	2,053	102	2,155

Loans held for investment, at fair value	—	—	1,312	1,312
Interest-only strips	—	—	9	9
Total assets	$—	$2,053	$1,423	$3,476

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended March 31, 2024
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at December 31, 2023	$98	$1,092	$8	$1,198
Total gains or losses (realized/unrealized):
Included in earnings	—	(28)	—	(28)
Included in other comprehensive loss	(1)	—	—	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(6)	(10)	—	(16)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2024	$91	$1,054	$8	$1,153

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Quarter Ended March 31, 2023
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at December 31, 2022	$102	$1,345	$9	$1,456
Total gains or losses (realized/unrealized):
Included in earnings	—	30	—	30
Included in other comprehensive loss	(1)	—	(1)	(2)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(3)	(23)	—	(26)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2023	$98	$1,352	$8	$1,458

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Nine Months Ended March 31, 2024
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2023	$102	$1,312	$9	$1,423
Adjustment due to ASC 326 CECL adoption	—	28	—	28
Total gains or losses (realized/unrealized):
Included in earnings	—	(14)	—	(14)
Included in other comprehensive loss	(1)	—	(1)	(2)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(10)	(272)	—	(282)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2024	$91	$1,054	$8	$1,153

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Nine Months Ended March 31, 2023
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2022	$113	$1,396	$7	$1,516
Total gains or losses (realized/ unrealized):
Included in earnings	—	19	—	19
Included in other comprehensive loss	(5)	—	1	(4)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(10)	(63)	—	(73)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2023	$98	$1,352	$8	$1,458

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$—	$695	$695
Mortgage servicing assets	—	—	83	83
Total	$—	$—	$778	$778

	Fair Value Measurement at June 30, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$251	$1,049	$1,300
Mortgage servicing assets	—	—	90	90
Total	$—	$251	$1,139	$1,390

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of March 31, 2024:

					Impact to
	Fair Value				Valuation
	As of				from an
	March 31,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2024	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$91	Market comparable pricing	Comparability adjustment	(1.4%) - (6.1%) (2.4%)	Increase

Loans held for investment, at fair value	$1,054	Relative value analysis	Broker quotes	86.7% - 88.9% (88.1%)	Increase
			ACL factors	1.0% - 1.1% (1.1%)	Decrease

Loans with individually evaluated allowance	$695	Discounted cash flow	Default Rate	5.0%	Decrease
			Discount Rate	4.8%	Decrease

Mortgage servicing assets	$83	Discounted cash flow	Prepayment speed (CPR)	5.5% - 60.0% (10.6%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$8	Discounted cash flow	Prepayment speed (CPR)	7.3% - 15.1% (9.2%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2024 and June 30, 2023 was as follows:

	March 31, 2024
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,064,707	$982,881	$—	$—	$982,881
Investment securities - held to maturity	$135,971	$120,271	$—	$120,271	$—
FHLB – San Francisco stock	$9,505	$9,505	$—	$9,505	$—

Financial liabilities:
Deposits	$908,122	$908,057	$—	$908,057	$—
Borrowings	$235,000	$234,043	$—	$234,043	$—

	June 30, 2023
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,076,317	$970,277	$—	$—	$970,277
Investment securities - held to maturity	$154,337	$135,541	$—	$135,541	$—
FHLB – San Francisco stock	$9,505	$9,505	$—	$9,505	$—

Financial liabilities:
Deposits	$950,571	$949,116	$—	$949,116	$—
Borrowings	$235,009	$232,764	$—	$232,764	$—

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the quarter and first nine months of fiscal 2024, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters and nine months ended March 31, 2024 and 2023:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
Type of Services	2024	2023	2024	2023
(In Thousands)
Loan servicing and other fees(1)	$92	$104	$195	$327
Deposit account fees	289	328	876	998
Card and processing fees	317	361	1,003	1,109
Other(2)	150	188	400	506
Total non-interest income	$848	$981	$2,474	$2,940

(1)	Not within the scope of ASC 606.
(2)	Includes net BOLI income of $46 thousand for both quarters and $139 thousand for both nine-month periods ended March 31, 2024 and 2023, which is not within the scope of ASC 606.

For both the quarters and nine months ended March 31, 2024 and 2023, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized within the scope of ASC 606:

Deposit account fees: Fees are earned on the Bank's deposit accounts for various products offered to, or services performed for, the Bank's customers. Fees include business account fees, non-sufficient fund fees, ATM fees and other fees. These fees are recognized concurrent with the event on a daily, monthly, quarterly or annual basis, depending on the type of service.

Card and processing fees: Debit interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from cardholder transactions through a third-party payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the merchant transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

Other fees: Includes asset management fees, certain loan related fees, stop payment fees, wire services fees, safe deposit box fees and fees earned on other services, such as merchant services or occasional non-recurring type services, and are recognized at the time of the event or the applicable billing cycle. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each month. Loan related fees include (loss) gain on sale of loans and other loan fees. These fees are recognized concurrent with the event on a daily, monthly, quarterly or annual basis, depending on the type of service.

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation's Condensed Consolidated Statements of Financial Condition. At March 31, 2024, all of the Corporation's leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarters ended March 31, 2024 and 2023, expenses associated with the Corporation’s leases totaled $222,000 and $220,000, respectively. For the nine months ended March 31, 2024 and 2023, expenses associated with the Corporation’s leases totaled $716,000 and $651,000, respectively. Expenses associated with the Corporation’s leases are recorded in either premises and occupancy or equipment, as applicable, in the Condensed Consolidated Statements of Operations.

The following tables present supplemental information related to operating leases at the date and for the periods indicated:

	As of
(In Thousands)	March 31, 2024	June 30, 2023
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$1,550	$2,147
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,612	$2,169

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2024	2023	2024	2023
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$188	$195	$613	$581
Equipment expenses from operating leases	34	25	103	70
Total lease expense	$222	$220	$716	$651

(1)	Includes immaterial variable lease costs.

	Nine Months Ended	Nine Months Ended
(In Thousands)	March 31, 2024	March 31, 2023
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$666	$657

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of March 31, 2024:

Amount(1)
Year Ending June 30,	(In Thousands)
2024	$218
2025	678
2026	387
2027	192
2028	156
Thereafter	74
Total contract lease payments	$1,705

Total liability to make lease payments	$1,612
Difference in undiscounted and discounted future lease payments	$93
Weighted average discount rate	3.30%
Weighted average remaining lease term (years)	3.1

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On April 28, 2022, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 364,259 shares of the Corporation’s outstanding common stock over a one-year period. On April 27, 2023, the Board extended existing stock repurchase plan until April 28, 2024, or until completion, whichever occurs first. As of September 28, 2023, the Corporation had acquired a total of 338,831 shares, or 93 percent of the total shares authorized under the April 2022 stock repurchase plan, at an average cost of $13.98 per share.

On that same date, on September 28, 2023, the Board approved a new stock repurchase plan, authorizing the purchase of up to 350,353 shares of the Corporation’s outstanding common stock over a one-year period. Additionally, the Board terminated the remaining 25,428 shares available for purchase under the April 2022 plan.

During the quarter ended March 31, 2024, the Corporation purchased 50,051 shares of its common stock under the September 2023 stock repurchase plan with a weighted average cost of $13.99 per share. As of March 31, 2024, 237,592 shares or 68 percent of authorized common stock under the September 2023 plan remained available to purchase until the plan expires on September 28, 2024. For the nine months ended March 31, 2024, the Corporation purchased 148,873 shares of its common stock under the April 2022 and September 2023 stock repurchase plans, with a weighted average cost of $13.06 per share.

Note 11: Subsequent Events

On April 25, 2024, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on May 16, 2024 are entitled to receive the cash dividend. The cash dividend will be payable on June 6, 2024.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At March 31, 2024, the Corporation had total assets of $1.29 billion, total deposits of $908.1 million and total stockholders’ equity of $129.5 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On January 25, 2024, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on February 15, 2024, which was paid on March 7, 2024. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will consider the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

This Form 10-Q contains statements that the Corporation believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements as they are subject to various risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements include, but are not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Corporation has lending relationships, or other aspects of the Corporation's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages, a potential recession or slowed economic growth; changes in the interest rate environment, including the past increases in the Board of Governors of the Federal Reserve benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; the impact of continuing elevated inflation levels and the current and future monetary policies of the Federal Reserve in response thereto; the effects of any federal government shutdown; increased competitive pressures; changes in conditions within the securities markets; fluctuations in deposits; liquidity issues, including our ability to borrow funds or raise additional capital, if necessary; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; our ability to attract and retain deposits; our ability to pay dividends on our common stock; legislative and regulatory changes, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and other factors described in the Corporation’s latest Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and other reports filed with and furnished to the Securities and Exchange Commission (“SEC”) which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements whether as a result of new information, future events or otherwise. These risks could cause our actual results for fiscal 2024 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us and could negatively affect our operating and stock price performance.

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

The Corporation, subject to market conditions, intends to improve its community banking business over the next several years by moderately increasing total assets by increasing single-family, multi-family, commercial real estate, construction and commercial business loans. Further, the Corporation intends to gradually decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts, although deposit account diversification will also remain a focus. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income. While the Corporation’s long-term strategy is for moderate growth, management recognizes that growth may be challenging given the uncertainty of current general economic conditions, the high interest rate environment and the inverted yield curve.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control as described in the Corporation’s 2023 Annual Form 10-K. The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management. The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the Corporation’s loans are secured by real estate located within California, significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate. The commercial real estate environment, particularly office space of various types, currently presents elevated risk within the banking industry. In response, the Bank has reviewed its existing office space exposure for any outsized exposure and  implemented tighter underwriting standards for this collateral type. At March 31, 2024, our commercial real estate portfolio totaled $83.1 million, including office space of various types, totaling approximately $41.8 million or 50.3 percent of the total commercial real estate portfolio and 3.9 percent of the total loan portfolio.

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

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

Total assets decreased three percent to $1.29 billion at March 31, 2024 from $1.33 billion at June 30, 2023. The decrease was primarily attributable to decreases in cash and cash equivalents, investment securities and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, decreased $14.1 million, or 21 percent, to $51.7 million at March 31, 2024 from $65.8 million at June 30, 2023. The decrease in total cash and cash equivalents was primarily attributable to deposit outflows and management’s proactive strategy to manage liquidity based upon recent economic conditions.

Investment securities (held to maturity and available for sale) decreased $18.6 million, or 12 percent, to $137.9 million at March 31, 2024 from $156.5 million at June 30, 2023. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first nine months of fiscal 2024. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $11.9 million, or one percent, to $1.07 billion at March 31, 2024 from $1.08 billion at June 30, 2023, predominantly due to declines in multi-family and commercial real estate loans. During the first nine months of fiscal 2024, the Corporation originated $56.9 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans located throughout California. The Corporation did not purchase any loans from other institutions during the first nine months of fiscal 2024. Total loan principal payments during the first nine months of fiscal 2024 were $69.3 million, down 10 percent from $77.2 million during the comparable period in fiscal 2023. Single-family loans held for investment at March 31, 2024 and June 30, 2023 totaled $517.0 million and $518.8 million, representing approximately 49 percent and 48 percent of loans held for investment, respectively. Multi-family loans held for investment at March 31, 2024 and June 30, 2023 totaled $457.4 million and $461.1 million, respectively, representing approximately 43 percent of loans held for investment at both dates. Commercial real estate loans held for investment at March 31, 2024 and June 30, 2023 totaled $83.1 million and $90.6 million, respectively, representing approximately eight percent of loans held for investment at both dates.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2024 and June 30, 2023, as a percentage of the total dollar amount of loans outstanding:

As of March 31, 2024:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$146,337	28%	$174,634	34%	$195,812	38%	$256	—%	$517,039	100%
Multi-family	59,551	13%	266,417	58%	131,433	29%	—	—%	457,401	100%
Commercial real estate	13,739	16%	43,987	53%	25,410	31%	—	—%	83,136	100%
Construction	227	8%	1,683	61%	835	31%	—	—%	2,745	100%
Other	—	—%	99	100%	—	—%	—	—%	99	100%
Total	$219,854	21%	$486,820	46%	$353,490	33%	$256	—%	$1,060,420	100%

(1)	Other than the Inland Empire.

As of June 30, 2023:

	Inland		Southern		Other		Other
	Empire		California(1)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$149,569	29%	$174,421	34%	$194,570	37%	$261	—%	$518,821	100%
Multi-family	61,672	13%	272,178	59%	127,263	28%	—	—%	461,113	100%
Commercial real estate	16,586	18%	49,183	54%	24,789	28%	—	—%	90,558	100%
Construction	590	30%	1,116	58%	230	12%	—	—%	1,936	100%
Other	—	—%	106	100%	—	—%	—	—%	106	100%
Total	$228,417	23%	$497,004	46%	$346,852	31%	$261	—%	$1,072,534	100%

(1)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits decreased $42.5 million, or four percent, to $908.1 million at March 31, 2024 from $950.6 million at June 30, 2023, primarily due to a decrease in transaction accounts, partly offset by an increase in time deposits. The decrease in total deposits was primarily due to customers seeking higher interest rates elsewhere. Total uninsured deposits were approximately $136.4 million and $140.1 million at March 31, 2024 and June 30, 2023, respectively. The amounts of uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Transaction account balances or “core deposits” decreased $87.4 million, or 12 percent, to $642.2 million at March 31, 2024 from $729.6 million at June 30, 2023, while time deposits increased $45.0 million, or 20 percent, to $265.9 million at March 31, 2024 from $220.9 million at June 30, 2023. The increase in time deposits was due to both increases in retail time deposits and brokered certificates of deposit. Excluding brokered certificates of deposit, the percentage of time deposits to total deposits was 17 percent at March 31, 2024, compared to 14 percent at June 30, 2023. At March 31, 2024 and June 30, 2023, total brokered certificates of deposit were $130.9 million and $106.4 million, respectively.

Total borrowings were virtually unchanged at $235.0 million at March 31, 2024 and June 30, 2023. At March 31, 2024 and June 30, 2023, borrowings were comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity declined to $129.5 million at March 31, 2024 from $129.7 million at June 30, 2023. Net income of $5.4 million in the first nine months of fiscal 2024 was mostly offset by $2.9 million of cash dividends paid to shareholders, $2.0 million of stock repurchases and the $824,000 impact of the CECL adoption. The Corporation repurchased 148,873 shares of its common stock at a weighted average cost of $13.06 per share during the first nine months of fiscal 2024.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2024 and 2023

Net income for the third quarter of fiscal 2024 was $1.5 million, down $828,000 or 36 percent from $2.3 million in the same period of fiscal 2023. The decrease in net income was primarily attributable to a $842,000 decrease in net interest income, a $244,000 increase in non-interest expense and a $133,000 decrease in non-interest income.

For the first nine months of fiscal 2024, net income was $5.4 million, down $1.4 million. or 20 percent from $6.8 million in the same period of fiscal 2023. The decrease in net income was attributable to a $1.3 million decrease in net interest income, a $705,000 increase in non-interest expense and a $466,000 decrease in non-interest income, partly offset by a $481,000 change in the provision for credit losses to a $51,000 recovery of credit losses in the first nine months of fiscal 2024, in contrast to a $430,000 provision for credit losses in the same period in fiscal 2023.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 76.20 percent for the third quarter of fiscal 2024, compared to 66.69 percent in the same period last year. For the first nine months of fiscal 2024, the efficiency ratio was 73.82 percent, compared to 67.33 percent for the same period of fiscal 2023. The deterioration of the efficiency ratio during the current quarter and nine-month period compared to the same periods last year was due both to higher non-interest expenses and lower total revenues.

Return on average assets was 0.47 percent in the third quarter of fiscal 2024, down 25 basis points from 0.72 percent in the same period last year. For the first nine months of fiscal 2024, return on average assets was 0.56 percent, down 16 basis points from 0.72 percent in the same period last year.

Return on average stockholders’ equity was 4.57 percent in the third quarter of fiscal 2024, down from 7.12 percent in the same period last year. For the first nine months of fiscal 2024, return on average stockholders’ equity was 5.51 percent, down from 6.94 percent in the same period last year.

Diluted earnings per share for the third quarter of fiscal 2024 were $0.22, down 33 percent from $0.33 in the same period last year. For the first nine months of fiscal 2024, diluted earnings per share were $0.77, down 18 percent from $0.94 in the same period last year.

Net Interest Income:

For the Quarters Ended March 31, 2024 and 2023. Net interest income decreased $842,000 or nine percent to $8.6 million for the third quarter of fiscal 2024 from $9.4 million for the same quarter last year. The decrease in net interest income was due to a lower net interest margin and, to a lesser extent, a lower average balance of interest-earning assets. The lower net interest margin was due to the increase in the average cost of interest-bearing liabilities which exceeded the increase in the average yield on interest-earning assets. The net interest margin during the third quarter of fiscal 2024 decreased 26 basis points to 2.74 percent from 3.00 percent in the same quarter last year. The average yield on interest-earning assets increased 58 basis points to 4.41 percent in the third quarter of fiscal 2024 from 3.83 percent in the same quarter last year, while the average cost of interest-bearing liabilities increased 93 basis points to 1.86 percent in the third quarter of fiscal 2024 from 0.93 percent in the same quarter last year. The average balance of interest-earning assets decreased slightly to $1.25 billion in the third quarter of fiscal 2024 as compared to the same quarter last year. The slight decrease in interest-earning assets was primarily due to a decrease in the average balance of investment securities, partly offset by increases in the average balance of loans receivable and interest-earning deposits. The average balance of interest-bearing liabilities decreased $4.1 million, or one percent, to $1.13 billion in the third quarter of fiscal 2024 from $1.14 billion in the same quarter last year primarily reflecting decreases in the average balance of core deposits or transaction accounts, partly offset by increases in the average balance of borrowings and time deposits.

For the Nine Months Ended March 31, 2024 and 2023.  Net interest income decreased $1.3 million or five percent to $26.5 million for the first nine months of fiscal 2024 from $27.8 million in the same period in fiscal 2023, as a result of a lower net interest margin, partly offset by a higher average balance of interest-earning assets. The net interest margin was 2.80 percent in the first nine months of fiscal 2024, a decrease of 23 basis points from 3.03 percent in the same period of fiscal 2023, primarily due to the increase in the average cost of interest-bearing liabilities which exceeded the increase in the average yield on interest-earning assets. The weighted-average cost of interest-bearing liabilities increased by 103 basis points to 1.67 percent for the first nine months of fiscal 2024 as compared to 0.64 percent in the same period last year, while the weighted-average yield on interest-earning assets increased by 70 basis points to 4.31 percent in the first nine months of fiscal 2024 from 3.61 percent in the same period last year. The average balance of interest-earning assets increased $41.1 million, or three percent, to $1.26 billion in the first nine months of fiscal 2024 from $1.22 billion in the comparable period of fiscal 2023, primarily reflecting increases in the average balance of loans receivable and interest-earning deposits, partly offset by a decrease in the average balance of investment securities. The average balance of interest-bearing liabilities increased by $38.0 million, or three percent, to $1.14 billion in the first nine months of fiscal 2024 from $1.11 billion in the same period last year primarily reflecting increases in the average balance of borrowings and time deposits, partly offset by the decrease in average balance of transaction accounts.

Interest Income:

For the Quarters Ended March 31, 2024 and 2023. Total interest income increased $1.8 million, or 15 percent, to $13.8 million for the third quarter of fiscal 2024 from $12.0 million for the same quarter of fiscal 2023. The increase was due primarily to an increase in interest income from loans receivable.

Interest income on loans receivable increased $1.7 million, or 15 percent, to $12.7 million in the third quarter of fiscal 2024 from $11.0 million in the same quarter of fiscal 2023. The increase was due to a higher average yield and, to a lesser extent, a higher average balance. The average yield on loans receivable increased 56 basis points to 4.74 percent in the third quarter of fiscal 2024 from an average yield of 4.18 percent in the same quarter last year. The higher weighted average loan yield was due primarily to the upward repricing of adjustable rate loans and new loan originations with higher weighted average interest rates. Adjustable-rate loans of approximately $112.9 million were repriced upward in the third quarter of fiscal 2024 by approximately 97 basis points from an average yield of 6.72 percent to 7.69 percent. The average balance of loans receivable increased $16.6 million, or two percent, to $1.07 billion in the third quarter of fiscal 2024 from $1.05 billion in the same quarter last year. Net deferred loan cost amortization in the third quarter of fiscal 2024 increased 12 percent to $255,000 from $228,000 in the same quarter last year. Total loans originated for investment in the third quarter of fiscal 2024 were $18.2 million, down 66 percent from $53.9 million in the same quarter last year; while loan principal payments received in the third quarter of fiscal 2024 were $28.5 million, up 63 percent from $17.5 million in the same quarter last year.

Interest income from investment securities decreased $31,000, or six percent, to $517,000 in the third quarter of fiscal 2024 from $548,000 for the same quarter of fiscal 2023. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $26.3 million, or 16 percent, to $141.4 million in the third quarter of fiscal 2024 from $167.7 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased 15 basis points to 1.46 percent in the third quarter of fiscal 2024 from 1.31 percent for the same quarter last year. The increase in the average yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year ($124,000 vs. $181,000) due to lower total principal repayments ($5.7 million vs. $6.9 million) and the upward repricing of adjustable-rate mortgage-backed securities.

The FHLB – San Francisco distributed $210,000 of cash dividends to the Bank on its stock in the third quarter of fiscal 2024, up 44 percent from $146,000 in the same quarter last year. The average balance of FHLB – San Francisco stock in the third quarter of fiscal 2024 was $9.5 million, up 16 percent from $8.2 million in the same quarter of fiscal 2023 while the average yield was 8.84 percent, up 175 basis points from 7.09 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $397,000 in the third quarter of fiscal 2024, up 39 percent from $286,000 in the same quarter of fiscal 2023. The increase was due to a higher average yield and a higher average balance. The average yield earned on interest-earning deposits in the third quarter of fiscal 2024 was 5.40 percent, up 75 basis points from 4.65 percent in the same quarter last year, due primarily to an increase in the interest rate paid on excess reserves. The average balance of interest-earning deposits increased $4.5 million, or 18 percent, to $29.1 million in the third quarter of fiscal 2024 from $24.6 million in the same quarter last year primarily due to the Bank increasing its liquidity position.

For the Nine Months Ended March 31, 2024 and 2023.  Total interest income increased $7.7 million, or 23 percent, to $40.8 million for the first nine months of fiscal 2024 from $33.1 million in the same period of fiscal 2023. The increase was due primarily to an increase in interest income from loans receivable and, to a lesser extent, interest income on interest-earning deposits.

Interest income from loans receivable increased $7.0 million, or 23 percent, to $37.4 million in the first nine months of fiscal 2024 from $30.4 million for the same period of fiscal 2023. The increase was due to a higher average yield and, to a lesser extent, a higher average balance. The average yield on loans receivable increased 64 basis points to 4.64 percent during the first nine months of fiscal 2024 from 4.00 percent in the same period last year. The increase in the average yield on loans receivable was primarily attributable to loans repricing upward, new loan originations with a higher average yield and a decrease in net deferred loan cost amortization to $664,000 in the first nine months of fiscal 2024 from $726,000 in the same period of fiscal 2023. Adjustable-rate loans of approximately $302.2 million repriced upward in the first nine months of fiscal 2024 by approximately 104 basis points from an average yield of 6.35 percent to 7.39 percent. The average balance of loans receivable increased by $60.8 million, or six percent, to $1.07 billion for the first nine months of fiscal 2024 from $1.01 billion in the same period of fiscal 2023. Total loans originated for investment in the first nine months of fiscal 2024 were $56.9 million, down 73 percent from $212.8 million in the same period last year. Loan principal payments received in the first nine months of fiscal 2024 were $69.3 million, down 10 percent from $77.2 million in the same period last year.

Interest income from investment securities decreased $67,000, or four percent, to $1.6 million in the first nine months of fiscal 2024 as compared to the same period of fiscal 2023. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased by $28.4 million, or 16 percent, to $147.4 million in the first nine months of fiscal 2024 from $175.8 million in the same period of fiscal 2023. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased by 18 basis points to 1.42 percent in the first nine months of fiscal 2024 from 1.24 percent in the same period of fiscal 2023. The increase in the average yield was primarily attributable to a lower premium amortization ($416,000 compared to $622,000) attributable to lower total principal repayments ($18.2 million vs. $23.8 million) and, to a lesser extent, the upward repricing of adjustable rate mortgage-backed securities.

The FHLB – San Francisco cash dividends received in the first nine months of fiscal 2024 were $586,000, up 42 percent from $414,000 in the same period of fiscal 2023. The average balance of FHLB – San Francisco stock in the first nine months of fiscal 2024 was $9.5 million, up 16 percent from $8.2 million in the same period of fiscal 2023, and the average yield was 8.22 percent, up 152 basis points from 6.70 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $1.3 million in the first nine months of fiscal 2024, up 94 percent from $666,000 in the same period of fiscal 2023. The increase was due to a higher average yield and, to a lesser extent, a higher average balance. The average yield earned on interest-earning deposits increased by 176 basis points to 5.38 percent in the first nine months of fiscal 2024 from 3.62 percent in the comparable period last year, due primarily to an increase in the interest rate paid on excess reserves. The average balance of the interest-earning deposits in the first nine months of fiscal 2024 was $31.5 million, an increase of $7.3 million or 30 percent, from $24.2 million in the same period of fiscal 2023.

Interest Expense:

For the Quarters Ended March 31, 2024 and 2023. Total interest expense increased $2.6 million or 100 percent to $5.2 million in the third quarter of fiscal 2024 from $2.6 million in the same quarter last year. The increase was attributable to higher interest expense on borrowings and time deposits, particularly brokered certificates of deposit.

Interest expense on deposits for the third quarter of fiscal 2024 was $2.7 million, a 204 percent increase from $879,000 for the same quarter last year. The increase in interest expense on deposits was attributable to a higher average cost and, to a lesser extent, a higher average balance of time deposits. The average cost of deposits was 1.18 percent for the third quarter of fiscal 2024, up 81 basis points from 0.37 percent in the same quarter last year, primarily attributable to the average cost of time deposits (including brokered certificates of deposit) which increased 199 basis points to 3.86 percent for the third quarter of fiscal 2024 from 1.87 percent in the same quarter of fiscal 2023. The average balance of deposits decreased five percent to $910.8 million in the third quarter of fiscal 2024 from $962.0 million in the same quarter last year due to decreases in transaction accounts which was partly offset by an increase in time deposits. The average balance of transaction accounts was $651.5 million in the third quarter of fiscal 2024, down 18 percent from $792.9 million in the same quarter last year; while the average balance of time deposits (including brokered certificates of deposit) increased 53 percent to $259.3 million in the third quarter of fiscal 2024 from $169.1 million in the same quarter last year.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2024 increased $845,000, or 49 percent, to $2.6 million from $1.7 million for the same quarter last year. The increase was primarily the result of a higher average balance and, to a lesser extent, a higher average cost of borrowings. The average balance of borrowings increased $47.1 million or 27 percent to $223.6 million in the third quarter of fiscal 2024 from $176.5 million in the same quarter last year and the average cost of borrowings increased 66 basis points to 4.63 percent in the third quarter of fiscal 2024 from 3.97 percent in the same quarter last year.

For the Nine Months Ended March 31, 2024 and 2023.  Total interest expense increased $9.0 million, or 170 percent to $14.3 million in the first nine months of fiscal 2024 from $5.3 million in the same period last year. The increase was attributable to higher interest expense on borrowings and time deposits, particularly brokered certificates of deposit.

Interest expense on deposits for the first nine months of fiscal 2024 was $6.8 million, a 300 percent increase from $1.7 million for the same period last year. The increase in interest expense on deposits was primarily attributable to a higher average cost of time deposits, and to a lesser extent, a higher average balance of time deposits. The average cost of deposits was 0.99 percent, up 76 basis points from 0.23 percent in the same period last year, primarily attributable to time deposits (including brokered certificates of deposit) which increased 230 basis points to 3.54 percent for the first nine months of fiscal 2024 from 1.24 percent for the same period in fiscal 2023. The average balance of deposits decreased $40.3 million or four percent to $921.9 million in the first nine months of fiscal 2024 from $962.2 million in the same period last year due primarily to a decrease of $134.6 million in the average balance of transaction accounts, partly offset by an increase of $94.3 million in the average balance of time deposits.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first nine months of fiscal 2024 increased $3.8 million, or 103 percent, to $7.5 million from $3.7 million in the same period last year. The increase in interest expense on borrowings was primarily the result of a higher average balance and, to a lesser extent, a higher average cost. The average balance of borrowings increased $78.3 million or 54 percent to $222.2 million in the first nine months of fiscal 2024 from $143.9 million in the same period last year, and the average cost of borrowings increased 112 basis points to 4.50 percent in the first nine months of fiscal 2024 from 3.38 percent in the same period last year

The following table presents the average balance sheets for the quarters and nine months ended March 31, 2024 and 2023, respectively. Average balances of loans receivable, net include non-performing loans. Amortization of net deferred loan costs is included with interest income on loans receivable. Average balances are calculated using daily balances.

Average Balance Sheets

	Quarter Ended			Quarter Ended
	March 31, 2024			March 31, 2023
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,071,004	$12,683	4.74%	$1,054,431	$11,028	4.18%
Investment securities	141,390	517	1.46%	167,679	548	1.31%
FHLB – San Francisco stock	9,505	210	8.84%	8,239	146	7.09%
Interest-earning deposits	29,099	397	5.40%	24,615	286	4.65%

Total interest-earning assets	1,250,998	13,807	4.41%	1,254,964	12,008	3.83%

Noninterest-earning assets	30,977			32,416

Total assets	$1,281,975			$1,287,380

Interest-bearing liabilities:
Checking and money market accounts(2)	$399,185	$90	0.09%	$475,958	$56	0.05%
Savings accounts	252,309	97	0.15%	316,980	42	0.05%
Time deposits	259,287	2,488	3.86%	169,105	781	1.87%

Total deposits(3)	910,781	2,675	1.18%	962,043	879	0.37%

Borrowings	223,632	2,573	4.63%	176,501	1,728	3.97%

Total interest-bearing liabilities	1,134,413	5,248	1.86%	1,138,544	2,607	0.93%

Noninterest-bearing liabilities	16,656			18,291

Total liabilities	1,151,069			1,156,835

Stockholders’ equity	130,906			130,545
Total liabilities and stockholders’ equity	$1,281,975			$1,287,380

Net interest income		$8,559			$9,401

Interest rate spread(4)			2.55%			2.90%
Net interest margin(5)			2.74%			3.00%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.28%			110.23%
Return on average assets			0.47%			0.72%
Return on average equity			4.57%			7.12%

(1)	Includes the average balance of non-performing loans of $2.1 million and $1.0 million and net deferred loan cost amortization of $255 thousand and $228 thousand for the quarters ended March 31, 2024 and 2023, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $91.0 million and $107.1 million during the quarters ended March 31, 2024 and 2023, respectively.
(3)	Includes the average balance of uninsured deposits (adjusted lower by collateralized deposits) of approximately $139.0 million and $167.6 million in the quarters ended March 31, 2024 and 2023, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for (recovery of) credit losses as a percentage of average interest-earning assets.

	Nine Months Ended			Nine Months Ended
	March 31, 2024			March 31, 2023
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,072,741	$37,368	4.64%	$1,011,916	$30,365	4.00%
Investment securities	147,445	1,565	1.42%	175,802	1,632	1.24%
FHLB – San Francisco stock	9,505	586	8.22%	8,239	414	6.70%
Interest-earning deposits	31,538	1,295	5.38%	24,153	666	3.62%

Total interest-earning assets	1,261,229	40,814	4.31%	1,220,110	33,077	3.61%

Noninterest-earning assets	30,673			33,552

Total assets	$1,291,902			$1,253,662

Interest-bearing liabilities:
Checking and money market accounts(2)	$415,207	$219	0.07%	$489,633	$177	0.05%
Savings accounts	266,145	208	0.10%	326,381	130	0.05%
Time deposits	240,553	6,406	3.54%	146,227	1,364	1.24%

Total deposits(3)	921,905	6,833	0.99%	962,241	1,671	0.23%

Borrowings	222,206	7,509	4.50%	143,887	3,655	3.38%

Total interest-bearing liabilities	1,144,111	14,342	1.67%	1,106,128	5,326	0.64%

Noninterest-bearing liabilities	17,105			17,147

Total liabilities	1,161,216			1,123,275

Stockholders’ equity	130,686			130,387
Total liabilities and stockholders’ equity	$1,291,902			$1,253,662

Net interest income		$26,472			$27,751

Interest rate spread(4)			2.64%			2.97%
Net interest margin(5)			2.80%			3.03%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.24%			110.30%
Return on average assets			0.56%			0.72%
Return on average equity			5.51%			6.94%

(1)	Includes the average balance of non-performing loans of $1.7 million and $1.1 million and net deferred loan cost amortization of $664 thousand and $727 thousand for the nine months ended March 31, 2024 and 2023, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $98.9 million and $115.4 million during the nine months ended March 31, 2024 and 2023, respectively.
(3)	Includes the average balance of uninsured deposits (adjusted lower by collateralized deposits) of approximately $139.1 million and $182.2 million in the nine months ended March 31, 2024 and 2023, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for (recovery of) credit losses as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on interest income and expense for the quarters and nine months ended March 31, 2024 and 2023, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended March 31, 2024 Compared
	To Quarter Ended March 31, 2023
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$1,459	$173	$23	$1,655
Investment securities	65	(86)	(10)	(31)
FHLB – San Francisco stock	36	22	6	64
Interest-earning deposits	51	52	8	111
Total net change in income on interest-earning assets	1,611	161	27	1,799

Interest-bearing liabilities:
Checking and money market accounts	52	(10)	(8)	34
Savings accounts	79	(8)	(16)	55
Time deposits	840	420	447	1,707
Borrowings	301	466	78	845
Total net change in expense on interest-bearing liabilities	1,272	868	501	2,641
Net increase (decrease) in net interest income	$339	$(707)	$(474)	$(842)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2024 Compared
	To Nine Months Ended March 31, 2023
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$4,886	$1,825	$292	$7,003
Investment securities	235	(264)	(38)	(67)
FHLB – San Francisco stock	94	64	14	172
Interest-bearing deposits	331	201	97	629
Total net change in income on interest-earning assets	5,546	1,826	365	7,737

Interest-bearing liabilities:
Checking and money market accounts	81	(28)	(11)	42
Savings accounts	124	(23)	(23)	78
Time deposits	2,526	881	1,635	5,042
Borrowings	1,199	1,994	661	3,854
Total net change in expense on interest-bearing liabilities	3,930	2,824	2,262	9,016
Net increase (decrease) in net interest income	$1,616	$(998)	$(1,897)	$(1,279)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for (Recovery of) Credit Losses:

For the Quarters Ended March 31, 2024 and 2023. During the third quarter of fiscal 2024, the Corporation recorded a provision for credit losses of $124,000, down 27 percent from a $169,000 provision for credit losses recorded during the same period last year. The provision for credit losses recorded in the third quarter of fiscal 2024 was primarily attributable to a longer estimated life of the single-family loan portfolio resulting from increased market interest rates and lower loan prepayment estimates, while the outstanding balance of loans held for investment at March 31, 2024 declined one percent to $1.07 billion from $1.08 billion at December 31, 2023.

For the Nine Months Ended March 31, 2024 and 2023.  During the first nine months of fiscal 2024, the Corporation recorded a recovery of credit losses of $51,000, compared to a provision for credit losses of $430,000 in the same period of fiscal 2023. The recovery of credit losses recorded in the first nine months of fiscal 2024 was primarily attributable to a shorter estimated life of the loan portfolio resulting in higher loan prepayment estimates and the decline in the outstanding balance of loans held for investment at March 31, 2024 to $1.07 billion from $1.08 billion at June 30, 2023.

On July 1, 2023, the Corporation adopted ASC 326 resulting in a one-time increase to the ACL of $1.2 million, an $824,000 reduction to stockholders’ equity, a $345,000 increase to deferred tax assets and a $28,000 decrease to the mark on loans held at fair value. Prior to July 1, 2023, the allowance for loan losses was calculated using the incurred loss methodology, which is not directly comparable to the new CECL methodology used to calculate ACL due to the future forecast of loss component within CECL.

At March 31, 2024, the ACL on loans held for investment was $7.1 million, comprised of collectively evaluated allowances of $7.1 million and individually evaluated allowances of $37,000; up 20 percent from $5.9 million at June 30, 2023. The ACL on loans as a percentage of gross loans held for investment was 0.67 percent at March 31, 2024, compared to 0.55 percent at June 30, 2023. The increase in the ACL on loans was due primarily to the adoption of the CECL methodology ($1.2 million), partly offset by the recovery of credit losses in the first nine months of fiscal 2024 ($51,000, which includes $16,000 for the recovery of unfunded loan commitment reserves).

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the quarter and nine months ended March 31, 2024 subsequent to the adoption of the CECL methodology on July 1, 2023.

The changes in the ACL on LHFI for the quarter ended March 31, 2024:

The changes in the ACL on LHFI for the nine months ended March 31, 2024:

Management considers, based on currently available information, the ACL on loans sufficient to absorb expected losses in loans held for investment. See “Asset Quality” below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding the ACL on LHFI.

Non-Interest Income:

For the Quarters Ended March 31, 2024 and 2023. Non-interest income decreased $133,000, or 14 percent, to $848,000 in the third quarter of fiscal 2024 from $981,000 in the same period last year, due to decreases in all non-interest income categories.

For the Nine Months Ended March 31, 2024 and 2023.  Non-interest income decreased $466,000, or 16 percent, to $2.5 million for the nine months ended March 31, 2024 from $2.9 million for the same period last year, due to decreases in all non-interest income categories.

Non-Interest Expense:

For the Quarters Ended March 31, 2024 and 2023. Non-interest expenses increased $244,000 or four percent to $7.2 million in the third quarter of fiscal 2024 from $6.9 million in the same quarter last year. The increase in the non-interest expense in the third quarter of fiscal 2024 was primarily due to higher salaries and employee benefits, and, to a lesser extent, higher equipment and professional expenses, partly offset by lower sales and marketing and other expenses.

Salaries and employee benefits increased $181,000, or four percent, to $4.5 million in the third quarter of fiscal 2024 from $4.4 million in the same quarter of fiscal 2023, representing the largest increase in non-interest expense. The increase was due primarily to higher compensation expenses and accruals for the supplemental executive retirement plans, partly offset by lower incentive compensation expenses.

For the Nine Months Ended March 31, 2024 and 2023.  Non-interest expense in the nine months ended March 31, 2024 was $21.4 million, an increase of $705,000 or three percent, compared to $20.7 million in the comparable period last year. The increase was primarily attributable to an increase in salaries and employee benefits and, to a lesser extent, increases in premises and occupancy, equipment and deposit insurance premiums and regulatory assessments expenses.

Salaries and employee benefits increased $341,000, or three percent, to $13.2 million in the first nine months of fiscal 2024 from $12.9 million in the same period of fiscal 2023. The increase was due primarily to higher compensation expenses and accruals for the supplemental executive retirement plans, partly offset by lower incentive compensation expenses.

Premises and occupancy expenses increased $141,000, or six percent, to $2.6 million in the first nine months of fiscal 2024 from $2.5 million in the same period of fiscal 2023, primarily due to higher office rents, building security expenses and depreciation of fixtures. Equipment expense increased $114,000, or 13 percent, to $962,000 in the first nine months of fiscal 2024 from $848,000 in the same period of fiscal 2023. Deposit insurance premiums and regulatory assessments increased $131,000, or 28 percent, to $596,000 in the first nine months of fiscal 2024 from $465,000 in the same period of fiscal 2023, primarily due to the increase in the FDIC assessment rate starting in January 2023.

Provision for Income Taxes:

The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation and earnings from bank-owned life insurance policies, among others. Therefore, there are fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before tax.

For the Quarters Ended March 31, 2024 and 2023. The income tax provision was $620,000 for the third quarter of fiscal 2024, down 36 percent from $966,000 in the same quarter last year primarily due to lower pre-tax income. The effective tax rate in the third quarter of fiscal 2024 was 29.3 percent as compared to 29.4 percent in the same quarter last year.

For the Nine Months Ended March 31, 2024 and 2023.  The Corporation’s income tax provision was $2.2 million for the first nine months of fiscal 2024, a 21 percent decrease from $2.8 million in the comparable period last year, primarily reflecting lower pre-tax income. The effective income tax rate for the nine months ended March 31, 2024 and 2023 was 29.2 percent and 29.3 percent, respectively. The Corporation believes that the effective income tax rates applied in the first nine months of fiscal 2024 reflect its current income tax obligations.

Asset Quality

Non-performing assets were comprised solely of non-performing loans at both March 31, 2024 and June 30, 2023. Non-performing loans, net of the ACL, consisting of loans with collateral located in California, were $2.2 million at March 31, 2024, up 73 percent from $1.3 million at June 30, 2023. Non-performing loans as a percentage of LHFI March 31, 2024 was 0.21 percent, compared to 0.12 percent at June 30, 2023. Non-performing loans at March 31, 2024 and June 30, 2023 were comprised of nine and six single-family loans, respectively. No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed non-performing. There was no real estate owned at either March 31, 2024 or June 30, 2023. For further analysis on non-performing loans, see the tables below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provision for credit losses and net charge-offs. Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors. These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located. If real estate values decline, the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated. The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans. The Corporation generally does not update the loan-to-value ratio on its LHFI by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration in which case individually evaluated allowances are established, if required.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of ACL, at the dates indicated:

	At March 31,	At June 30,
(In Thousands)	2024	2023
Loans on non-performing status
Mortgage loans:
Single-family	$2,246	$1,300
Total	2,246	1,300

Accruing loans past due 90 days or more	—	—

Total non-performing loans	2,246	1,300

Real estate owned, net	—	—
Total non-performing assets	$2,246	$1,300

Non-performing loans as a percentage of LHFI, net of ACL	0.21%	0.12%

Non-performing loans as a percentage of total assets	0.17%	0.10%

Non-performing assets as a percentage of total assets	0.17%	0.10%

The following table summarizes classified assets, which is comprised of classified loans, net of ACL and real estate owned, if any, at the dates indicated:

	At March 31, 2024		At June 30, 2023
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$914	2	$—	—
Multi-family	1,019	2	510	1
Total special mention loans	1,933	4	510	1

Substandard loans:
Mortgage loans:
Single-family	2,246	9	1,300	6
Multi-family	1,055	1	—	—
Commercial real estate	—	—	547	1
Total substandard loans	3,301	10	1,847	7

Total classified loans	5,234	14	2,357	8

Real estate owned	—	—	—	—

Total classified assets	$5,234	14	$2,357	8

Total classified assets as a percentage of total assets	0.41%		0.18%

Loan Volume Activities

The following table provides details related to the volume of loan originations, sales and principal payments for the quarters and nine months indicated:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands)	2024	2023	2024	2023
Loans originated for sale:
Wholesale originations	$378	$—	$4,448	$512
Total loans originated for sale	378	—	4,448	512

Loans sold:
Servicing retained	(378)	—	(4,448)	(512)
Total loans sold	(378)	—	(4,448)	(512)

Loans originated for investment:
Mortgage loans:
Single-family	8,946	39,543	30,058	153,671
Multi-family	5,865	10,660	17,586	43,519
Commercial real estate	2,172	3,422	8,047	13,772
Construction	—	260	—	1,648
Commercial business loans	1,250	—	1,250	190
Total loans originated for investment	18,233	53,885	56,941	212,800

Loan principal payments	(28,513)	(17,458)	(69,276)	(77,184)
Increase in other items, net⁽¹⁾	276	940	467	2,096

Net (decrease) increase in loans held for investment	$(10,004)	$37,367	$(11,868)	$137,712

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of loans held for investment and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first nine months of fiscal 2024 and 2023, the Corporation originated loans held for investment of $56.9 million and $212.8 million, respectively. At March 31, 2024, the Corporation had loan origination commitments totaling $5.1 million, undisbursed lines of credit totaling $809,000 and undisbursed construction loan funds totaling $586,000. The Corporation anticipates that it will have sufficient funds available to meet its current loan commitments. During the first nine months of fiscal 2024 and 2023, total loan repayments were $69.3 million and $77.2 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first nine months of fiscal 2024, total deposits decreased $42.5 million, or four percent, to $908.1 million, due primarily to a decrease in transaction accounts, partly offset by an increase in time deposits. The time deposits include brokered certificates of deposit totaling $130.9 million and $106.4 million at March 31, 2024 and June 30, 2023, respectively. At March 31, 2024, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $193.8 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $37.9 million. Historically, the Corporation has been able to retain most of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At March 31, 2024, total cash and cash equivalents were $51.7 million, or four percent of total assets. Depending on market conditions and the pricing of deposit products, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of March 31, 2024, total borrowings were $235.0 million and the financing availability at the FHLB – San Francisco was limited to 40 percent of total assets. As a result, the remaining borrowing capacity available was $269.2 million and the remaining available collateral was $431.2 million at March 31, 2024. In addition, the Bank has secured a $172.7 million discount window facility at the FRB of San Francisco, collateralized by investment securities and single-family fixed-rate loans with a total balance of $236.8 million. As of March 31, 2024, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under its discount window or correspondent bank facilities as of March 31, 2024.

The Bank continues to work with both the FHLB - San Francisco and FRB of San Francisco to ensure that borrowing capacity is continuously reviewed and updated in order to be accessed seamlessly should the need arise. This includes establishing accounts and pledging assets as needed in order to maximize borrowing capacity and liquidity. The total available borrowing capacity across all sources totaled approximately $491.9 million at March 31, 2024.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2024 decreased slightly to 17.2 percent from 18.1 percent for the quarter ended June 30, 2023.

On September 28, 2023, the Board of Directors approved a new stock repurchase plan, authorizing up to 350,353 shares of the Corporation’s outstanding common stock to be purchased over a one-year period. As of March 31, 2024, a total of 237,592 shares or 68 percent of authorized shares for repurchase under the September 2023 plan remain available to purchase until the plan expires on September 28, 2024. The Corporation purchases the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’ primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. We currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a portion of our cash to our shareholders. Assuming continued cash dividend payments during fiscal 2024 at $0.14 per share, our average total dividend paid each quarter would be approximately $965,000 based on the number of outstanding shares at March 31, 2024. At March 31, 2024, the Corporation (on an unconsolidated basis) had liquid assets of $5.2 million.

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

At March 31, 2024, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at March 31, 2024 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is also subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal

Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of March 31, 2024 (2)
Tier 1 leverage capital (to adjusted average assets)	$124,350	9.70%	$51,275	4.00%	$64,094	5.00%
CET1 capital (to risk-weighted assets)	$124,350	18.77%	$46,368	7.00%	$43,056	6.50%
Tier 1 capital (to risk-weighted assets)	$124,350	18.77%	$56,303	8.50%	$52,992	8.00%
Total capital (to risk-weighted assets)	$131,483	19.85%	$69,551	10.50%	$66,239	10.00%

As of June 30, 2023
Tier 1 leverage capital (to adjusted average assets)	$125,979	9.59%	$52,521	4.00%	$65,651	5.00%
CET1 capital (to risk-weighted assets)	$125,979	18.50%	$47,674	7.00%	$44,269	6.50%
Tier 1 capital (to risk-weighted assets)	$125,979	18.50%	$57,890	8.50%	$54,485	8.00%
Total capital (to risk-weighted assets)	$131,967	19.38%	$71,511	10.50%	$68,106	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.
(2)	The Bank elected to recognize the full $824 thousand adjustment to retained earnings resulting from the adoption of CECL on July 1, 2023 instead of over the permitted three-year phase-in option.

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

If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders. The Bank may not declare or pay a cash dividend if the effect thereafter would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation.

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2024	2023	2023

Loans serviced for others (in thousands)	$34,158	$32,624	$33,960

Book value per share	$18.78	$18.41	$18.40

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

Using an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no consideration given to steps that management might take to counter the effect of the interest rate movement. As of March 31, 2024, the targeted federal funds rate range was 5.25% to 5.50%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2024 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$99,105	$(29,034)	$1,252,370	7.91%	-200	bp
+200 bp	$114,837	$(13,302)	$1,271,821	9.03%	-88	bp
+100 bp	$124,323	$(3,816)	$1,285,122	9.67%	-24	bp
Base Case	$128,139	$—	$1,292,763	9.91%	—
-100 bp	$132,594	$4,455	$1,301,142	10.19%	28	bp
-200 bp	$122,679	$(5,460)	$1,295,045	9.47%	-44	bp
-300 bp	$124,017	$(4,122)	$1,300,636	9.54%	-37	bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change to the NPV at March 31, 2024 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of assets.
(3)	Derived from the change in the NPV as a Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the interest rate risk model and represents the change in the NPV at a +200 basis point rate shock at March 31, 2024 and -200 basis point rate shock at June 30, 2023, each of which scenarios were the lowest shock of plus or minus 200 basis point rate shocks.

	At March 31, 2024		At June 30, 2023
	(+200 bp rate shock)		(-200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	9.91%		9.29%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.03%		8.37%
Sensitivity Measure: Change in NPV Ratio	-88	bp	-92	bp

The pre-shock NPV ratio increased 62 basis points to 9.91 percent at March 31, 2024 from 9.29 percent at June 30, 2023 and the post-shock NPV ratio increased 66 basis points to 9.03 percent at March 31, 2024 from 8.37 percent at June 30, 2023. The increase of the pre-shock NPV ratio was primarily attributable to the net income in the first nine months of fiscal 2024, partly offset by a $7.0 million cash dividend distribution from the Bank to Provident Financial Holdings in September 2023 and an $824,000 decrease in stockholders’ equity resulting from the CECL adoption, the changes in market interest rates and the composition of the balance sheet.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumptions when calculating the results described in the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM loans could result in an increase in delinquencies and defaults. Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Corporation, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

The Corporation measures and evaluates the potential effects of interest rate movements through an interest rate sensitivity "gap" analysis. Interest rate sensitivity reflects the potential effect on net interest income when there is movement in interest rates. For loans held for investment, investment securities, deposits and borrowings with contractual maturities, the table presents contractual repricing or scheduled maturity. For transaction accounts (checking, money market and savings deposits) that have no contractual maturity, the table presents estimated principal cash flows and, as applicable, the Corporation’s historical experience, management’s judgment and statistical analysis concerning their most likely withdrawal behaviors.

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of March 31, 2024:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of March 31, 2024
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$44,648	$—	$—	$7,083	$51,731
Investment securities	7,552	—	—	130,354	137,906
Loans held for investment	274,055	195,507	240,686	355,513	1,065,761
FHLB - San Francisco stock	9,505	—	—	—	9,505
Other assets	4,249	—	—	20,895	25,144
Total assets	$340,009	$195,507	$240,686	$513,845	$1,290,047

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	$—	$—	$—	$91,708	$91,708
Checking deposits - interest bearing	41,388	82,776	82,776	68,980	275,920
Savings deposits	49,569	99,139	99,139	—	247,847
Money market deposits	13,358	13,357	—	—	26,715
Time deposits	231,622	29,493	3,680	1,137	265,932
Borrowings	162,500	57,500	15,000	—	235,000
Other liabilities	2,118	—	—	15,301	17,419
Stockholders' equity	—	—	—	129,506	129,506
Total liabilities and stockholders' equity	$500,555	$282,265	$200,595	$306,632	$1,290,047

Repricing gap (negative) positive	$(160,546)	$(86,758)	$40,091	$207,213	$—
Cumulative repricing gap:
Dollar amount	$(160,546)	$(247,304)	$(207,213)	$—	$—
Percent of total assets	(12)%	(19)%	(16)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock is presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The gap results presented above could vary substantially if different assumptions are used or if actual experience differs from the assumptions used in the preparation of the gap analysis. Furthermore, the gap analysis provides a static view of interest rate risk exposure at a specific point in time without taking into account redirection of cash flow activity and deposit fluctuations.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment securities, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 and +100, and -100, -200 and -300 basis points.

The following table describes the results of the sensitivity of the net interest income analysis at March 31, 2024 and June 30, 2023.

At March 31, 2024		At June 30, 2023
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-5.84%	+300 bp	-10.56%
+200 bp	-2.33%	+200 bp	-5.26%
+100 bp	-0.22%	+100 bp	-1.95%
-100 bp	-2.18%	-100 bp	1.25%
-200 bp	-5.88%	-200 bp	-0.59%
-300 bp	-10.08%	-300 bp	-3.33%

At March 31, 2024, the Corporation was close to a neutral position as its interest-bearing liabilities and interest-earning assets are expected to reprice similarly during the subsequent 12-month period. Therefore, in a rising or falling interest rate environment, the model projects a slight decrease in net interest income over the subsequent 12-month period for all scenarios.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2024 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2023 Annual Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2024.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
January 1, 2024 – January 31, 2024	19,652	$13.50	19,652	267,991
February 1, 2024 – February 29, 2024	15,948	$14.63	15,948	252,043
March 1, 2024 – March 31, 2024	14,451	$13.94	14,451	237,592
Total	50,051	$13.99	50,051	237,592	(2)

(1)	On September 28, 2023, the Board approved a new stock repurchase plan, authorizing the purchase of up to 350,353 shares of the Corporation’s outstanding common stock over a one-year period. Simultaneously, the Board canceled the remaining 25,428 shares available for purchase under the prior repurchase plan. The Corporation may purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. The September 2023 stock repurchase plan terminates on September 28, 2024, unless completed sooner.
(2)	Represents the shares available for future purchase under the September 2023 stock repurchase plan.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Trading Plans. During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2010)

3.2	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K filed on November 30, 2022)

4.1	Form of Certificate of Provident’s Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996)

10.1	Transition Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated October 31, 2023)

10.2	Employment Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.14 to the Corporation’s Form 8-K dated October 31, 2023)

10.3	Form of Amended Severance Agreement with Deborah L. Hill, Tam B. Nguyen, Robert "Scott" Ritter, Lilian Salter, David S. Weiant and Gwendolyn L. Wertz dated March 1, 2024

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 8, 2024	/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	/s/ Tam B. Nguyen
Tam B. Nguyen
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)