Form 10-K
period 2024-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2024-08-30
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2023, was $77.6 million. As of August 23, 2024, there were 6,862,888 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the fiscal 2024 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At June 30, 2024, the Corporation had consolidated total assets of $1.27 billion, total deposits of $888.3 million and stockholders’ equity of $129.9 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank. As used in this report, the terms “we,” “our,” “us,” and the “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. When we refer to the “Provident” in this report, we are referring to Provident Financial Holdings, Inc.  When we refer to the “Bank” or “Provident Savings Bank” in this report, we are referring to Provident Savings Bank, F.S.B., a wholly owned subsidiary of Provident.

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

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full-service offices and investing those funds in the origination of single-family, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment. Through its subsidiary, PFC, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment. For additional information, see “Subsidiary Activities” in this Form 10-K. The activities of PFC are included in the Bank's operating segment results. The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community. The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties. The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006. The Bank contributed $40,000 to the Foundation in both fiscal 2024 and 2023.

Subsequent Event

On July 25, 2024, the Corporation announced that the Provident Board of Directors declared a cash dividend of $0.14 per share. Shareholders of Provident common stock at the close of business on August 15, 2024 were entitled to receive the cash dividend, payable on September 5, 2024.

Market Area

The Bank is headquartered in Riverside, California and operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits. As of June 30, 2024, the Bank was the largest independent community bank headquartered in Riverside County and held the eighth largest deposit market share of all banks in the county, with the largest share among community banks.

The region encompassing Riverside and San Bernardino counties, known as the “Inland Empire,” is the Bank’s main market area. According to the 2020 Census Bureau, these counties have the fourth and fifth largest populations in California, respectively, and are part of the greater Los Angeles metropolitan area, consisting primarily of suburban and urban communities. The Inland Empire, with a population of approximately 4.7 million, is relatively densely populated. The U.S. Department of Labor’s Bureau of Labor Statistics reported an unemployment rate of 5.3% in the Inland Empire in June 2024, slightly higher than California’s rate of 5.2% and the national rate of 4.1%. In June 2023, these rates were 4.4% in the Inland Empire, 4.6% in California, and 3.6% nationwide.

California’s home sales remained stagnant for the second consecutive month in June 2024, with a 30-year fixed mortgage rate above 7% throughout most of May 2024. Closed escrow sales of existing single-family detached homes in California were at a seasonally adjusted annualized rate of 270,200 in June 2024, down 0.8% from the revised 272,410 homes sold in May 2024 and 2.7% from June 2023’s revised 277,690. This sales pace has been below the 300,000 threshold for 21 consecutive months, with year-to-date home sales falling behind last year’s level by 0.5% in the first half of 2024. After setting record highs in the past two months, the statewide median home price decreased by 0.8% from $908,040 in May 2024 to $900,720 in June 2024, marking the third month in a row above the $900,000 benchmark. The June 2024 median home price was 7.5% higher than the $837,850 recorded in June 2023, marking the 12th consecutive month of annual price increases, although the smallest since January 2024. The continued rise in million-dollar home sales in California contributed to median price growth, with the million-dollar-and-higher market segment increasing by 2.0% year-over-year in June 2024, while the sub-$500,000 segment declined by 21.0%. Homes priced above $1 million now account for 36.3% of all sales, the largest share in at least five years. (Source data from California Association of Realtors – July 17, 2024 News Release).

The Inland Empire, also known as the Riverside-San Bernardino-Ontario Metropolitan Statistical Area, is a large, two-county area where about 30% of the labor force commutes, with nearly 400,000 people traveling daily from the Inland Empire to coastal areas. Over the past 20 years, the region has undergone significant changes, particularly in the health care and transportation and warehousing sectors, which have seen substantial employment growth. Typically, the Inland Empire's unemployment rate is higher than those of California and the U.S. except during specific recessions like the dot-com and COVID-19 periods. The region performed better during the recovery from the 2020 recession, with the latest unemployment rate published by the Employment Development Department (EDD) for December 2023 at 5.1%. The change in unemployment rate from February 2020 to December 2023 was 0.2% for the U.S., 0.5% for California, and 1.2% for the Inland Empire, indicating a higher increase in the Inland Empire, which is less desirable. Conversely, the employment growth rate over the same period was 1.8% for the U.S., -1.2% for California, and 2.8% for the Inland Empire. In 2023, the Inland Empire was a top performer in job creation compared to other California regions, with a 1.9% increase. The Inland Empire also led the state in business creation during the recovery from the 2020 recession, with a significant acceleration starting in the second quarter of 2022 and reaching near-national levels by the second quarter of 2023. (Source data from the Lowe Institute of Political Economy - The State of the Region the Inland Empire 2024 – March 2024).

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits. The population growth in the Inland Empire has attracted numerous financial institutions to the Bank’s market area. The Bank’s primary competitors are large national and regional commercial banks as well as other community-oriented banks and savings institutions. The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area, as well as unregulated or less regulated non-banking entities operating locally and elsewhere. Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank. This competition may limit the Bank’s growth and profitability in the future.

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

Internet Website

The Corporation maintains a website at www.myprovident.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Form 10-K. Other than an investor’s own internet access charges, the Corporation makes available free of charge through that website the Corporation’s annual report, quarterly reports on Form 10-Q and current reports on Form 8-K, including amendments to these reports, if any, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC. This information is available at www.sec.gov.

Lending Activities

General. The lending activity of the Bank is comprised of the origination of single-family, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment. Additional lending activities have historically included originating saleable single-family loans, primarily fixed-rate first trust deed mortgages. The Bank’s net loans held for investment were $1.05 billion at June 30, 2024, representing 83% of consolidated total assets. This compares to $1.08 billion, or 81% of consolidated total assets, at June 30, 2023.

At June 30, 2024, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $20.1 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2024, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. The Bank’s five largest lending relationships at June 30, 2024 consisted of: four multi-family loans totaling $5.0 million to one group of borrowers; eight single-family loans totaling $4.4 million to one group of borrowers; three multi-family loans totaling $4.1 million to one group of borrowers; one multi-family loan totaling $4.1 million to one group of borrowers; and one multi-family loan totaling $4.0 million to one group of borrowers. The real estate collateral for these loans are primarily located in Southern and Northern California. At June 30, 2024, all of these loans were performing in accordance with their repayment terms.

Loans Held For Investment Analysis. The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2024		2023
(Dollars In Thousands)	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$518,091	49.30%	$518,821	48.30%
Multi-family	445,182	42.36	461,113	42.93
Commercial real estate	83,349	7.93	90,558	8.43
Construction	2,692	0.26	1,936	0.18
Other	95	0.01	106	0.01
Total mortgage loans	1,049,409	99.86	1,072,534	99.85

Commercial business loans	1,372	0.13	1,565	0.14
Consumer loans	65	0.01	65	0.01
Total loans held for investment, gross	1,050,846	100.00%	1,074,164	100.00%

Advance payments of escrows	102		148
Deferred loan costs, net	9,096		9,263
ACL(1) on loans	(7,065)		(5,946)
Total loans held for investment, net	$1,052,979		$1,077,629

(1)	Allowance for credit losses (“ACL”)

Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2024 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

		After	After
		One Year	5 Years
	Within	Through	Through	Beyond
(In Thousands)	One Year	5 Years	15 Years	15 Years	Total

Mortgage loans:
Single-family	$15	$1,523	$25,691	$490,862	$518,091
Multi-family	—	16,055	9,149	419,978	445,182
Commercial real estate	4,100	18,490	53,851	6,908	83,349
Construction	228	1,480	—	984	2,692
Other	95	—	—	—	95
Commercial business loans	1,239	133	—	—	1,372
Consumer loans	65	—	—	—	65
Total loans held for investment, gross	$5,742	$37,681	$88,691	$918,732	$1,050,846

The following table sets forth the dollar amount of all loans held for investment due after one year from June 30, 2024 which have fixed and floating or adjustable interest rates:

			Floating or
			Adjustable
(Dollars In Thousands)	Fixed-Rate	% (1)	Rate	% (1)

Mortgage loans:
Single-family	$108,754	21%	$409,322	79%
Multi-family	94	—%	445,088	100%
Commercial real estate	387	—%	78,862	100%
Construction	—	—%	2,464	100%
Commercial business loans	—	—%	133	100%
Total loans held for investment, gross	$109,235	10%	$935,869	90%

(1)	As a percentage of each category.

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

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2024 and 2023, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2024:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$146,003	28%	$175,127	34%	$196,707	38%	$254	—%	$518,091	100%
Multi-family	56,693	13%	256,692	58%	131,797	29%	—	—%	445,182	100%
Commercial real estate	13,583	16%	44,574	54%	25,192	30%	—	—%	83,349	100%
Construction	228	8%	1,480	55%	984	37%	—	—%	2,692	100%
Other	—	—%	95	100%	—	—%	—	—%	95	100%
Total	$216,507	21%	$477,968	45%	$354,680	34%	$254	—%	$1,049,409	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2023:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$149,569	29%	$174,421	34%	$194,570	37%	$261	—%	$518,821	100%
Multi-family	61,672	13%	272,178	59%	127,263	28%	—	—%	461,113	100%
Commercial real estate	16,586	18%	49,183	54%	24,789	28%	—	—%	90,558	100%
Construction	590	30%	1,116	58%	230	12%	—	—%	1,936	100%
Other	—	—%	106	100%	—	—%	—	—%	106	100%
Total	$228,417	21%	$497,004	47%	$346,852	32%	$261	—%	$1,072,534	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

Single-Family Mortgage Loans. One of the Bank’s primary lending activities is the origination and purchase of adjustable and fixed rate mortgage loans to be held for investment, secured by first trust deed mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank’s branches are located and surrounding areas in Southern and Northern California. During fiscal 2024, the Bank originated $40.9 million of  single-family loans to be held for investment, all of which were underwritten in accordance with the Bank’s origination guidelines, and did not purchase any single-family loans. This compares to single-family loan originations of $165.9 million and no loan purchases during fiscal 2023. At June 30, 2024, total single-family loans held for investment decreased slightly to $518.1 million, or 49% of the total loans held for investment, from $518.8 million, or 48% of the total loans held for investment, at June 30, 2023. The decrease in the single-family loans in fiscal 2024 was primarily attributable to loan principal payments that exceeded new loans originated for investment. During fiscal 2024, the Bank did not have any recovery from non-performing single-family loans, as compared to net recoveries of $8,000 during fiscal 2023. At June 30, 2024 and 2023, total non-performing single-family loans were $2.6 million and $1.3 million, respectively, net of allowances and charge-offs, and there were no loans past due 30 to 89 days at both dates.

The Bank has underwriting standards that generally conform with the standards of the government sponsored entities (“GSE”) which include Fannie Mae and Freddie Mac. Mortgage insurance is usually required for all loans exceeding 80% loan-to-value (“LTV”) based on the lower of the purchase price or appraised value at the time of loan origination. The Bank is not currently offering loans with LTV ratios greater than 90%. The ratio is derived by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral. Currently, the maximum LTV ratio is 90% for new purchases and limited cash-out refinances and 75% for cash-out refinances. The maximum loan amount offered on single-family homes is $1.5 million. A limited cash-out refinance transaction limits cash back to the borrower to the lesser of 2% of the new loan amount or $2,000. The lowest FICO score currently offered for a purchase or no cash-out refinance transaction is 700, while the lowest FICO score for a cash-out refinance transaction is 720. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score indicates a greater degree of creditworthiness. Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

The Bank currently lends on residential properties classified as single-family units, planned unit developments and condominiums. Underwriting standards and guidelines may change at any time, based on shifts in real estate market conditions or changes to GSE policies and guidelines. To enhance protection, the Bank purchases lender-paid mortgage insurance for certain single-family mortgage loans. As of June 30, 2024, a total of approximately $141.8 million of single-family mortgage loans, with a 79% weighted average LTV at the time of origination have lender-paid mortgage insurance. This insurance provides a weighted average coverage ratio of approximately 11% of the original loan amount.

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

As of June 30, 2024, these non-traditional loans totaled $17.7 million, comprising 3% of total single-family residential loans held for investment and 2% of total loans held for investment, with a weighted average seasoning of 16.1 years. At that date, stated income loans totaled $13.0 million, more than 30-year amortization loans totaled $6.0 million, low FICO score loans totaled $1.7 million, and negative amortization loans totaled $402,000 (the outstanding balances described may overlap more than one category).

The Bank currently offers fixed-rate loans in Riverside and San Bernardino counties, along with adjustable-rate mortgage (“ARM”) loans throughout California. Substantially all the loans originated by the Bank comply with GSE underwriting standards concerning credit and collateral. The Bank's ARM products offer various options, with interest rates adjusting every six months after an initial fixed period of five to ten years. These adjustments are limited by caps on semi-annual and lifetime rate changes.

Currently, the ARM programs have a rate consisting of an Index tied to the Secured Overnight Financing Rate (“SOFR”), plus a margin. The programs are limited to a maximum semi-annual increase or decrease of one percentage point with a maximum lifetime increase of five percentage points and the rate may not fall below the margin. The portfolio currently consists of the following indices, plus a margin of between 2.00% and 3.25%, which are used to calculate the periodic interest rate changes: SOFR, the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”). Loans based on the SOFR index constitute a majority of the Bank’s loans held for investment. The majority of the ARM loans held for investment have five, seven, or 10-year fixed periods prior to the first adjustment and provide for fully amortizing loan payments throughout the term of the loan. Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period or if rates should rise beyond the periodic or lifetime caps.

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

A decline in real estate values subsequent to the time of origination of real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for credit losses and net charge-offs. Real estate values and real estate markets are beyond the Bank’s control and are generally affected by changes in national, regional or local economic conditions and other factors. These factors include fluctuations in interest rates and the availability of loans to potential purchasers, housing supply and demand, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires, droughts and other natural disasters particular to California where substantially all of our real estate collateral is located. If real estate values decline from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced. The Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely that the Bank could suffer losses on defaulted loans.

Multi-Family and Commercial Real Estate Loans. At June 30, 2024, multi-family loans were $445.2 million and commercial real estate loans were $83.3 million, or 42% and 8%, respectively, of loans held for investment. This compares to multi-family loans of $461.1 million and commercial real estate loans of $90.6 million, or 43% and 8%, respectively, of loans held for investment at June 30, 2023. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has emphasized the origination and purchase of multi-family and commercial real estate loans. During fiscal 2024, the Bank originated $31.9 million in multi-family and commercial real estate loans but did not purchase any. This is a decrease from fiscal 2023, when $69.3 million of such loans were originated and none were purchased. As of June 30, 2024, the average outstanding loan balance was approximately $724,000 for multi-family loans and approximately $731,000 for commercial real estate loans.

The multi-family loans originated by the Bank are predominately adjustable-rate loans, including hybrid ARM loans, with terms ranging from 10 to 30 years and amortization schedules of 25 to 30 years. Similarly, the Bank’s commercial real estate loans are mainly adjustable-rate loans, also including hybrid ARM loans, with the same maturity terms and amortization schedules. The interest rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually, or annually, based on a specific margin over the relevant interest rate index and are subject to periodic and lifetime interest rate caps. At June 30, 2024, $428.4 million, or 96%, of the Bank’s multi-family loans were secured by projects with five to 36 units. The Bank’s commercial real estate loan portfolio primarily consists of loans secured by small office buildings, light industrial buildings, warehouses, and small retail centers. The properties securing these loans are mainly located in the counties of Alameda, Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco, and Santa Clara. The Bank typically originates multi-family and commercial real estate loans in amounts ranging from $350,000 to $6.0 million. At June 30, 2024, the Bank had 57 commercial real estate and multi-family loans with principal balances greater than $1.5 million, totaling $125.7 million. Appraisals are obtained for all properties securing multi-family and commercial real estate loans. The underwriting process for these loans includes a thorough analysis of the property's cash flows to ensure adequate debt service coverage, as well as an evaluation of the financial resources, experience, and income levels of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. During both fiscal 2024 and 2023, the Bank had no charge-offs or recoveries on multi-family and commercial real estate loans. At June 30, 2024 and 2023, there were no non-performing or 30 to 89 days delinquent multi-family and commercial real estate loans. Non-performing loans and/or delinquent loans may increase if there is a general decline in California real estate markets and in the event poor general economic conditions prevail.

Construction Loans. The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans. During fiscal 2024 and 2023, the Bank originated a total of $1.5 million and $1.6 million of construction loans (including undisbursed loan funds), respectively. As of June 30, 2024 and 2023, the Bank had construction loans totaling $2.7 million and $1.9 million, net of undisbursed loan funds of $435,000 and $1.9 million, respectively. On these dates, the loans consisted of bridge loans totaling $1.5 million and $0, short-term construction loans totaling $228,000 and $1.7 million, and construction/permanent loans totaling $984,000 and $230,000 respectively.

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. The Bank provides construction financing for single-family, multi-family and commercial real estate properties. Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 to 18 months, with adjustable or fixed interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 75% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction. At June 30, 2024, there were no custom short-term single-family construction loans. This compares to June 30, 2023 when the Bank had one custom short-term single-family construction loan totaling $496,000, net of undisbursed loan funds of $49,000.

From time to time the Bank makes lot loans to individuals to finance land acquisition prior to the start of construction or tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Tract construction may include the building and financing of model homes under a separate loan. At June 30, 2024, there was one land loan of $95,000 (reported as other mortgage loans) and no tract construction loans; as compared to one land loan for $106,000 (reported as other mortgage loans) and one tract construction loan for $1.1 million, net of undisbursed loan funds of $567,000 at June 30, 2023.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2024, the Bank had one speculative construction loan of $228,000, net of undisbursed loan funds of $32,000, as compared to one construction loan of $94,000, net of undisbursed loan funds of $166,000 at June 30, 2023.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase generally lasts 12 to 18 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property. At June 30, 2024, there were $984,000 of custom construction/permanent loans, net of undisbursed loan funds of $403,000 as compared to $230,000 of custom construction/permanent loans, net of undisbursed loan funds of $1.2 million at June 30, 2023.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans. The Bank’s Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Senior Vice President – Single-Family Division and Vice President - Loan Administration, approves all construction loans over $1.0 million. Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro-forma data and assumptions on the project. In the case of a tract or speculative construction loan, the Bank also reviews the experience and expertise of the builder. The Bank obtains credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent inspectors and/or Bank personnel. At inception, the Bank also requires borrowers to deposit funds into a loan-in-process account covering the difference between the actual cost of construction and the loan amount. The Bank regularly monitors the construction loan portfolio, economic conditions and housing inventory. The Bank’s property inspectors perform periodic inspections. The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction loans.

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans. Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan matures. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Bank’s construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank’s construction loans held for investment. During fiscal 2024 and 2023, the Bank had no charge-offs or recoveries on construction loans, and no construction loans were non-performing or 30-89 days delinquent at both June 30, 2024 and June 30, 2023.

Participation Loan Purchases and Sales. To expand production and diversify risk, the Bank purchases loans and loan participations, primarily with collateral located in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas. The Bank typically purchases between 50% and 100% of the total loan amount. When purchasing a participation loan, the lead lender usually retains a servicing fee, which reduces the loan yield to approximately the cost the Bank would incur if it serviced the loan itself. All properties serving as collateral for these loan participations are inspected by either a Bank employee or a third-party inspection service before being approved by the Loan Committee. The Bank uses the same underwriting criteria for these purchases as it does for loans it originates. The Bank did not purchase any loans to be held for investment in fiscal 2024 and 2023, due primarily to concerns over asset quality in light of the current economic climate and fewer loans available for purchase. As of June 30, 2024 and 2023, there were $1.8 million and $10.6 million of loans serviced by other financial institutions, respectively. As of June 30, 2024 and 2023, all loans serviced by others were performing according to their original contractual payment terms, except for one loan totaling $362,000 that was classified as non-performing as of June 30, 2024.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk. Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy. Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained. The Bank did not sell any participation loans in fiscal 2024 or fiscal 2023.

Commercial Business Loans. The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average loan yield. As of June 30, 2024, commercial business loans were $1.4 million, down from $1.6 million at June 30, 2023. These loans represent secured and unsecured lines of credit and term loans secured by business assets.

Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by accounts receivable, inventory, business equipment and/or other assets. The Bank’s commercial business loans may be structured as term loans or as lines of credit. Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed or variable rate. The Bank may also require personal guarantees from financially capable parties associated with the business based on a review of personal financial statements. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and are typically approved with a term of one year or less.

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment. At June 30, 2024 and 2023, there were no non-performing commercial business loans. During fiscal 2024 and 2023, the Bank had no charge-offs or recoveries on commercial business loans.

Consumer Loans. At June 30, 2024, the Bank’s consumer loans were $65,000, unchanged from June 30, 2023. The Bank offers open-ended lines of credit on an unsecured basis, primarily deposit overdraft lines of credit.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank had no non-performing consumer loans at both June 30, 2024 and 2023. During fiscal 2024 and 2023, the Bank had no charge-offs or recoveries on consumer loans.

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

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated. No loans were purchased during the periods indicated:

	Year Ended June 30,
(In Thousands)	2024	2023

Loans originated for sale:
Wholesale originations	$5,605	$512
Total loans originated for sale	5,605	512

Loans sold:
Servicing retained	(5,605)	(512)
Total loans sold	(5,605)	(512)

Loans originated for investment:
Mortgage loans:
Single-family	40,920	165,942
Multi-family	22,112	50,323
Commercial real estate	9,757	18,979
Construction	1,480	1,648
Commercial business loans	1,250	190
Total loans originated for investment	75,519	237,082

Loan principal repayments	(99,915)	(102,288)
(Decrease) increase in other items, net (1)	(254)	2,843
Net (decrease) increase in loans held for investment	$(24,650)	$137,637

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of loans held for investment and advance payments of escrows.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors. At June 30, 2024, the Bank was servicing $34.6 million of loans for others, a 6% increase from $32.6 million at June 30, 2023. The increase was primarily attributable to new loans  sold with servicing retained, partly offset by scheduled principal payments and prepayments. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). In estimating fair values at June 30, 2024 and 2023, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 9.59% and 7.44%, and a weighted average discount rate of 9.06% and 9.05%, respectively. The required impairment reserve against servicing assets at June 30, 2024 and 2023 was $170,000 and $165,000, respectively. In aggregate, servicing assets had a carrying value of $272,000 and a fair value of $102,000 at June 30, 2024, compared to a carrying value of $256,000 and a fair value of $91,000 at June 30, 2023.

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

As of June 30, 2024, total non-performing assets, net of the ACL and fair value adjustments, were $2.6 million, or 0.20% of total assets, which was comprised of 10 single-family loans. As of June 30, 2024, $1.1 million or 43% of the total non-performing loans had a current payment status. In comparison, as of June 30, 2023, total non-performing assets, net of the ACL and fair value adjustments, were $1.3 million, or 0.10% of total assets, consisting of six single-family loans, with $175,000 or 13% having a current payment status. The Bank had no real estate owned (“REO”) both at June 30, 2024 and 2023.

The following table sets forth information with respect to the Bank’s non-performing assets, net of the ACL and fair value adjustments, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2024	2023

Loans on non-performing status:
Mortgage loans:
Single-family	$2,596	$1,300
Total	2,596	1,300

Accruing loans past due 90 days or more	—	—

Total non-performing loans	2,596	1,300

Real estate owned, net	—	—
Total non-performing assets	$2,596	$1,300

Non-performing loans as a percentage of loans held for investment, net	0.25%	0.12%

Non-performing loans as a percentage of total assets	0.20%	0.10%

Non-performing assets as a percentage of total assets	0.20%	0.10%

The Bank assesses loans individually and classifies the loans as non-performing and substandard in accordance with regulatory requirements when the accrual of interest has been discontinued, loans have been modified or management has serious doubts about the future collectability of principal and interest, even though the loans may be currently performing. Factors considered in determining classification include, but are not limited to, expected future cash flows, collateral value, the financial condition of the borrower and/or guarantor and current economic conditions. The Bank measures each non-performing loan based on Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” establishes a collectively evaluated or individually evaluated allowance, and charges off those loans or portions of loans deemed uncollectible.

Modified Loans to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize our potential losses. We refer to these modifications as modified loans to troubled borrowers. Modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in very limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been past due for a period of 120th day for single-family loans or the 90th day for other loans or sooner if other activities have taken place such as a notice of default has been issued, or if the borrower is chronically delinquent. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt.

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures.” This ASU provides new guidance on the treatment of troubled debt restructurings (“TDR”) in relation to the adoption of the current expected credit loss methodology, or CECL model, for the accounting for credit losses (discussed below). Previous accounting guidance related to TDRs is eliminated and new disclosure requirements are adopted in regards to loan modifications made to borrowers experiencing financial difficulties under the assumption that the CECL model will capture credit losses related to TDRs. The required disclosures regarding gross write-offs for financing receivables by year of origination and loan modifications are presented under Note 3 of the Notes to Consolidated Financial Statements. Subsequent to the adoption of ASC 326, the Bank no longer reports TDRs or classifies loans as TDRs given those loans previously recognized as TDRs have been incorporated into the CECL methodology in regard to credit loss reserves as of July 1, 2023. As of June 30, 2024, there were no loan modifications for borrowers experiencing financial difficulties.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When a property is acquired, it is recorded at its fair market value less the estimated cost of sale. Subsequent declines in value are charged to operations. As of both June 30, 2024 and 2023, there was no REO property. In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

Asset Classification. The OCC has adopted various regulations regarding the problem assets of savings institutions. The regulations require that each institution review and classify its assets on a regular basis. In addition, in connection with examinations of institutions, OCC examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the institution establishes an individually evaluated allowance and may subsequently charge-off the amount of the asset classified as loss. A portion of the ACL established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital. Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and are closely monitored by the Bank.

The following table summarizes classified assets, which is comprised of classified loans located in California, including loans classified by the Bank as special mention, net of the ACL, and REO at the dates indicated:

	At June 30, 2024		At June 30, 2023
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$1,099	1	$—	—
Multi-family	—	—	510	1
Total special mention loans	1,099	1	510	1

Substandard loans:
Mortgage loans:
Single-family	2,596	10	1,300	6
Multi-family	2,066	3	—	—
Commercial real estate	—	—	547	1
Total substandard loans	4,662	13	1,847	7

Total classified loans	5,761	14	2,357	8

Real estate owned:
Single-family	—	—	—	—
Total real estate owned	—	—	—	—

Total classified assets	$5,761	14	$2,357	8

Total classified assets as a percentage of total assets	0.45%		0.18%

Not all of the Bank’s classified assets are delinquent or non-performing. In determining whether the Bank’s assets expose the Bank to sufficient risk to warrant classification, the Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, the reserves of the borrower and guarantors, and the debt coverage ratio of the property securing the loan, among other factors. After consideration of these and other factors, the Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention. In addition, the Bank’s loans held for investment may include single-family, commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral which are not classified because they are performing and have borrowers and/or guarantor who have sufficient resources to support the repayment of the loan.

Allowance for Credit Losses. On July 1, 2023, the Corporation adopted ASC 326 that replaced the incurred loss methodology with the current expected credit loss or CECL methodology. CECL requires an estimate of expected credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and applies to financial assets measured at amortized cost, including loans held for investment, held-to-maturity investment securities and some off-balance sheet credit exposures such as unfunded loan commitments to extend credit. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an ACL. The responsibility for the review of the Bank’s assets and the determination of the adequacy of the ACL lies with the Internal Asset Review Committee (“IAR Committee”). The Bank adjusts its ACL by charging (crediting) its provision for (recovery of) credit losses against the Bank’s operations.

The Bank has established a methodology for the determination of the provision for credit losses. The methodology is set forth in a formal policy and takes into consideration the need for a collectively evaluated allowance for groups of homogeneous loans and an individually evaluated allowance that is tied to individual problem loans. The Bank’s methodology for assessing the appropriateness of the ACL consists of several key elements.

Under ASC 326, the ACL is a valuation account that is deducted from the related loan’s amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Bank’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of the collectively evaluated allowance for all loan categories using an average charge-off or loss rate methodology and generally evaluates collectively evaluated loans by Call Report code in order to group and determine portfolio loan segments with similar risk characteristics. The Bank primarily utilizes historical loss rates for the CECL calculation based on its own specific historical losses and/or with peer loss history where applicable.

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

For its reasonable and supportable forecasting of current expected credit losses, the Bank utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of CECL on July 1, 2023, and as of June 30, 2024, relied upon reasonable and supportable 12-month forecasts of the National Unemployment Rate and change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward look component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts, including the quarterly Federal Open Market Committee (“FOMC”) forecast, and the widespread familiarity of these economic metrics.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of allowance on collectively evaluated loans. As current and expected conditions may vary compared with conditions over the historical lookback period, which is utilized in the calculation of the quantitative allowance, management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted, given the consideration of a variety of qualitative factors. The following qualitative factors (“Q-factors”) considered by management reflect the regulatory guidance on the Q-factors:

●	Changes in the experience, ability, and depth of lending management and other relevant staff.
●	Changes in the value of underlying collateral for collateral-dependent loans.
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
●	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio.
●	Changes in the volume and severity of past due loans, the volume of non-performing loans, and the volume and severity of adversely classified or graded loans.
●	Changes in the quality of the Bank’s loan review system.
●	Changes in the nature, volume and terms of loans in the portfolio.
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

The qualitative portion of the Bank’s allowance on collectively evaluated loans are calculated using management judgment, to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative allowance is also contingent upon the relative weighting of the Q-factors according to management’s judgment.

Loans that do not share similar risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date, less selling costs.

Accrued interest receivable for loans is included in the accrued interest receivable line item on the Corporation’s Consolidated Statements of Financial Condition. The Bank elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on non-performing status. A loan is deemed non-performing when the Bank has stopped accruing interest income, or it is 90 days or more delinquent. Any outstanding interest receivable that has not been collected is reversed, disclosed accordingly; and therefore, no allowance is established. The Bank believes this policy results in the timely reversal of potentially uncollectible interest.

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans. For loans that were previously modified from their original terms, were re-underwritten and identified as modified loans, the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent. The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the ACL. For modified loans that are less than 90 days delinquent, the ACL is segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their modification period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method. For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is derived based on the loan's discounted cash flow fair value (for modified loans) or collateral fair value less estimated selling costs and if the fair value is higher than the loan balance, no allowance is required.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations:

	At or For The Year Ended June 30,
(Dollars In Thousands)	2024	2023

ACL on loans as a percentage of total gross loans held for investment at period end	0.67%	0.55%
ACL on loans	$7,065	$5,946
Total gross loans held for investment	$1,050,846	$1,074,164

Non-performing loans as a percentage of net loans held for investment at period end	0.25%	0.12%
Total non-performing loans, net	$2,596	$1,300
Total loans held for investment, net	$1,052,979	$1,077,629

ACL on loans as a percentage of gross non-performing loans at period end	264.71%	418.14%
ACL on loans	$7,065	$5,946
Total gross non-performing loans	$2,669	$1,422

Net recoveries (charge-offs) to average loans receivable during the period:
Mortgage loans:

Single-family:	-%	-%
Net recoveries	$-	$8
Average loans receivable	$520,071	$471,347

Multi-family:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$459,025	$464,511

Commercial real estate:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$86,425	$89,060

Construction:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$2,340	$2,606

Other:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$99	$111

Commercial business loans:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$1,592	$1,290

Consumer loans:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$64	$75

Total loans:	-%	-%
Total net recoveries	$-	$8
Total average loans receivable	$1,069,616	$1,029,000

The distribution of the ACL on loans at the dates indicated is summarized as follows:

	At June 30,
	2024		2023
		% of		% of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
(Dollars In Thousands)	Amount	Loans	Amount	Loans

Mortgage loans:
Single-family	$6,295	49.30%	$1,720	48.30%
Multi-family	595	42.36	3,270	42.93
Commercial real estate	66	7.93	868	8.43
Construction	97	0.26	15	0.18
Other	1	0.01	2	0.01
Commercial business loans	11	0.13	67	0.14
Consumer loans	—	0.01	4	0.01
Total ACL	$7,065	100.00%	$5,946	100.00%

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

At June 30, 2024 and 2023, the Bank’s investment securities portfolio was $131.9 million and $156.6 million, respectively, which primarily consisted of federal agency and GSE obligations. The Bank did not purchase any investment securities during fiscal 2024 and 2023. At June 30, 2024 and 2023, the Bank’s securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or a GSE.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2024			2023
		Estimated			Estimated
	Amortized	Fair		Amortized	Fair
(Dollars In Thousands)	Cost	Value	Percent	Cost	Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS(1)	$125,883	$110,478	95.04%	$149,803	$131,344	95.39%
U.S. government sponsored enterprise CMO(2)	3,713	3,460	2.97	3,883	3,547	2.58
U.S. SBA securities(3)	455	455	0.39	651	650	0.47
Total investment securities - held to maturity	$130,051	$114,393	98.40%	$154,337	$135,541	98.44%

Available for sale securities:
U.S. government agency MBS(1)	$1,222	$1,208	1.04%	$1,417	$1,370	0.99%
U.S. government sponsored enterprise MBS(1)	548	553	0.48	697	683	0.50
Private issue CMO(2)	91	88	0.08	103	102	0.07
Total investment securities - available for sale	$1,861	$1,849	1.60%	$2,217	$2,155	1.56%
Total investment securities	$131,912	$116,242	100.00%	$156,554	$137,696	100.00%

(1)Mortgage-backed securities (“MBS”)
(2)Collateralized mortgage obligations (“CMO”)
(3)Small Business Administration ("SBA")

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2024. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values.

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$349	2.52%	$3,390	2.95%	$49,331	1.27%	$72,813	1.67%	$125,883	1.55%
U.S. government sponsored enterprise CMO	—	—	938	2.70	—	—	2,775	1.97	3,713	2.16
U.S. SBA securities	—	—	—	—	—	—	455	5.85	455	5.85
Total investment securities - held to maturity	$349	2.52%	$4,328	2.89%	$49,331	1.27%	$76,043	1.71%	$130,051	1.58%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$466	4.13%	$742	3.75%	$1,208	3.89%
U.S. government sponsored enterprise MBS	—	—	—	—	499	6.50	54	7.44	553	6.59
Private issue CMO	—	—	—	—	88	6.17	—	—	88	6.17
Total investment securities - available for sale	$—	—%	$—	—%	$1,053	5.42%	$796	4.00%	$1,849	4.81%
Total investment securities	$349	2.52%	$4,328	2.89%	$50,384	1.36%	$76,839	1.73%	$131,900	1.63%

The actual maturity and yield for MBS and CMO may differ from the stated maturity and stated yield due to scheduled amortization, prepayments and acceleration of premium amortization or discount accretion.

As of June 30, 2024	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$105,530	$15,481	$105,530	$15,481
U.S. government sponsored enterprise CMO	—	—	3,460	253	3,460	253
U.S. SBA securities	455	$—	—	—	455	—
Total investment securities - held to maturity	455	—	108,990	15,734	109,445	15,734

Available for sale
U.S government agency MBS	91	—	1,117	14	1,208	14
U.S. government sponsored enterprise MBS	—	—	8	—	8	—
Private issue CMO	—	—	88	3	88	3
Total investment securities - available for sale	91	—	1,213	17	1,304	17
Total investment securities	$546	$—	$110,203	$15,751	$110,749	$15,751

The Bank evaluates individual investment securities quarterly for impairment based on ASC 326 since the adoption on July 1, 2023. At June 30, 2024, the Bank reported $15.8 million of unrealized holding losses, which were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately GSE securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity or available for sale and as such, records the investment security at book value or fair market value as prescribed by accounting principles generally accepted in the U.S. ("U.S. GAAP."). As a part of the Bank’s monthly risk assessment, it runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment security before the recovery of its amortized costs basis. These liquidity scenarios support the Bank’s assessment that it has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized costs is realized and it is not more likely than not that the Bank will be required to sell the securities prior to recovery of the amortized costs. There were no ACL on investment securities held to maturity and there was no impairment on investment securities available for sale at the adoption date of ASC 326 on July 1, 2023 and at June 30, 2024.

At June 30, 2024 and 2023, the Corporation did not hold any investment securities held to maturity or investment securities available for sale with the intent to sell and determined it had the ability to hold these investment securities until maturity. As previously discussed, it also determined that it was more likely than not that the Bank would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded on investment securities available for sale and investment securities held to maturity for the fiscal years ended June 30, 2024 and 2023.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of the Bank’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB – San

Francisco, Federal Reserve Bank (“FRB”) of San Francisco and the correspondent bank may be used to compensate for declines in the availability of funds from other sources.

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

The Bank generally offers time deposits for terms not exceeding seven years. As illustrated in the following table, time deposits represented approximately 31% of the Bank’s deposit portfolio at June 30, 2024, compared to approximately 23% at June 30, 2023. The time deposits included $131.8 million and $106.4 million of brokered certificates of deposit at June 30, 2024 and 2023, respectively. At June 30, 2024, the Bank had related party deposits of approximately $6.3 million, compared to $8.1 million at June 30, 2023. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted average interest rate of deposits at June 30, 2024:

Weighted			Minimum		Percentage
Average			Amount	Balance	of Total
Interest Rate	Original Term	Deposit Account Type	(In Thousands)	(In Thousands)	Deposits

		Transaction accounts:
—%	N/A	Checking accounts – noninterest-bearing	$—	$95,627	10.77%
0.04%	N/A	Checking accounts – interest-bearing	$—	254,624	28.66
0.18%	N/A	Savings accounts	$—	238,878	26.89
0.50%	N/A	Money market accounts	$—	25,324	2.85

		Time deposits:
4.55%	30 days or less	Fixed-term, fixed rate	$1	1,713	0.19
2.34%	31 to 90 days	Fixed-term, fixed rate	$1	2,856	0.32
4.08%	91 to 180 days	Fixed-term, fixed rate	$1	24,572	2.77
3.81%	181 to 365 days	Fixed-term, fixed rate	$1	71,688	8.07
4.61%	Over 1 to 2 years	Fixed-term, fixed rate	$1	144,636	16.28
0.65%	Over 2 to 3 years	Fixed-term, fixed rate	$1	10,234	1.15
0.73%	Over 3 to 5 years	Fixed-term, fixed rate	$1	15,182	1.71
0.84%	Over 5 to 10 years	Fixed-term, fixed rate	$1	3,014	0.34
1.29%				$888,348	100.00%

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2024			2023
		Percent			Percent
		of	Increase		of	Increase
(Dollars In Thousands)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

Checking accounts – noninterest-bearing	$95,627	10.77%	$(7,379)	$103,006	10.84%	$(22,083)
Checking accounts – interest-bearing	254,624	28.66	(48,248)	302,872	31.86	(32,916)
Savings accounts	238,878	26.89	(51,326)	290,204	30.53	(43,377)
Money market accounts	25,324	2.85	(8,227)	33,551	3.53	(6,346)
Time deposits:(1)
Fixed-term, fixed rate which mature:
Within one year	245,713	27.66	79,212	166,501	17.51	87,857
Over one to two years	19,604	2.21	(17,458)	37,062	3.90	16,462
Over two to five years	7,324	0.82	(8,245)	15,569	1.64	(5,059)
Over five years	1,254	0.14	(552)	1,806	0.19	529
Total(2)	$888,348	100.00%	$(62,223)	$950,571	100.00%	$(4,933)

(1)	Includes brokered certificates of deposit of $131.8 million and $106.4 million at June 30, 2024 and 2023, respectively.
(2)	Includes uninsured deposits of approximately $122.7 million and $140.1 million at June 30, 2024 and 2023, respectively. The amounts of uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2024	2023

Below 1.00%	$54,668	$71,211
1.00 to 1.99%	6,190	12,409
2.00 to 2.99%	424	14,572
3.00 to 3.99%	6,447	13,445
4.00 to 4.99%	111,996	57,437
5.00 to 5.99%	94,170	51,864
Total	$273,895	$220,938

Time Deposits by Remaining Maturity. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2024, differentiated by interest rates and remaining maturity:

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
(Dollars In Thousands)	or Less	Two Years	Three Years	Four Years	Years	Total

Below 1.00%	$33,130	$13,204	$3,628	$1,896	$2,810	$54,668
1.00 to 1.99%	4,837	1,109	151	—	93	6,190
2.00 to 2.99%	356	68	—	—	—	424
3.00 to 3.99%	6,447	—	—	—	—	6,447
4.00 to 4.99%	111,773	223	—	—	—	111,996
5.00 to 5.99%	89,170	5,000	—	—	—	94,170
Total	$245,713	$19,604	$3,779	$1,896	$2,903	$273,895

Time Deposits Insurance Coverage by the FDIC. The following tables set forth the time deposit FDIC insurance coverage by account and remaining maturity at the dates indicated:

	At June 30, 2024
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$58,386	$8,470	$66,856
Over three to six months	72,995	8,576	81,571
Over six to twelve months	93,014	4,272	97,286
Over twelve months	25,715	2,467	28,182
Total	$250,110	$23,785	$273,895

	At June 30, 2023
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$55,317	$1,849	$57,166
Over three to six months	52,583	4,292	56,875
Over six to twelve months	49,829	2,631	52,460
Over twelve months	49,669	4,768	54,437
Total	$207,398	$13,540	$220,938

Deposit Activity. The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2024	2023

Beginning balance	$950,571	$955,504

Net deposits before interest credited	(71,889)	(8,079)
Interest credited	9,666	3,146
Net (decrease) increase in deposits	(62,223)	(4,933)

Ending balance	$888,348	$950,571

Borrowings. The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate, maturity, terms and conditions. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk. The FHLB – San Francisco has served as the Bank’s primary borrowing source.

As of June 30, 2024, the FHLB – San Francisco borrowing capacity was limited to 40% of the Bank’s total assets, amounting to $516.0 million, as compared to $534.1 million at June 30, 2023. Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans. Total mortgage loans pledged to the FHLB – San Francisco were $774.1 million at June 30, 2024 as compared to $967.6 million at June 30, 2023. In addition, the Bank pledged investment securities totaling $3.9 million and $4.2 million at June 30, 2024 and 2023, respectively, to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility. At June 30, 2024 and 2023, the Bank had $238.5 million and $235.0 million of outstanding borrowings from the FHLB – San Francisco with a weighted average interest rate of 4.88% and 4.34%, respectively. At June 30, 2024, the outstanding borrowings mature between 2024 and 2028 with a weighted average maturity of 13 months.

In addition to the total borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and credit enhancement for loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which have a recourse liability. The letters of credit are used to collateralize the local agency deposits. The outstanding letters of credit were $16.0 million and $11.0 million at June 30, 2024 and 2023; while the outstanding MPF credit enhancement was $216,000 at both June 30, 2024 and 2023.

As of June 30, 2024 and 2023, the remaining financing availability through the FHLB – San Francisco was $261.3 million and $287.9 million, with remaining available collateral of $367.4 million and $468.6 million, respectively.

As of June 30, 2024 and 2023, the Bank also had secured a discount window facility of $208.6 million and $139.0 million at the FRB of San Francisco, respectively. As of June 30, 2024, the Bank collateralized $126.6 million of investment securities and $178.6 million of loans held for investment. This compared to a total of $150.3 million of investment securities collateralized under the discount window facility at June 30, 2023. As of June 30, 2024 and 2023, there were no outstanding borrowings under the discount window facility at both dates.

At June 30, 2024 and 2023, the Bank also has a federal funds facility with its correspondent bank for $50.0 million, which matures annually on June 30th. As of June 30, 2024 and 2023, there were no outstanding borrowings under the federal funds facility with the correspondent bank at both dates.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock. The Bank held the required investment in stock at June 30, 2024 and 2023 of $9.6 million and $9.5 million with no excess investment, respectively.

During fiscal 2024 and 2023, the Bank purchased FHLB – San Francisco capital stock totaling $63,000 and $1.3 million, respectively, and did not redeem any of the capital stock during both periods. In fiscal 2024 and 2023, the FHLB – San Francisco distributed cash dividends to the Bank totaling $793,000 and $556,000, respectively.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank’s investment in its service corporations did not exceed these limits at June 30, 2024 and 2023.

The Bank has three wholly owned subsidiaries: PFC, Profed Mortgage, Inc., and First Service Corporation. PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any. Profed Mortgage, Inc and First Service Corporation are currently inactive. In fiscal 2024 and 2023, the Bank contributed capital of $0 and $10,000 to PFC, respectively. At June 30, 2024 and 2023, the Bank’s investment in all its combined subsidiaries totaled $8,000 and $13,000, respectively.

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

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits. The Bank's relationship with its depositors and borrowers is regulated by federal consumer protection laws, which must be complied with by the Bank. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for credit loss for regulatory purposes. Any change in such policies, whether by the OCC, the FRB, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations. The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the FRB, its primary regulator. The Corporation is also subject to the rules and regulations of the SEC under the federal securities laws. For additional information, see “Savings and Loan Holding Company Regulations” below in this Form 10-K.

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

All federal savings institutions must pay assessments to the OCC, to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. The Bank’s OCC annual assessments for the fiscal years ended June 30, 2024 and 2023 were $179,000 and $198,000, respectively.

The Bank's general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The Bank’s limits on loans to one borrower or group of related borrowers at June 30, 2024 and 2023 were $20.1 million and $19.8 million, respectively. At June 30, 2024, the Bank’s largest lending relationship to a single borrower or group of borrowers consisted of four multi-family loans totaling $5.0 million, which were performing according to their original payment terms.

Effective July 1, 2019, the OCC issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. The Bank had not made such an election as of June 30, 2024.

Federal Home Loan Bank System. The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs, each of which serves as a reserve or central bank for its members within its assigned region. The FHLB - San Francisco is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB - San Francisco. At June 30, 2024 and 2023, the Bank had $238.5 million and $235.0 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $261.3 million and $287.9 million, respectively, based on 40% of total assets for both dates, which is limited to available collateral. For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco. At June 30, 2024 and 2023, the Bank held $9.6 million and $9.5 million of FHLB - San Francisco stock, respectively, which were in compliance with this membership requirement. During fiscal 2024 and 2023, the Bank was required to purchase $63,000 and $1.3 million of FHLB – San Francisco capital stock, respectively, and the Bank did not redeem any capital stock during both periods. In fiscal 2024 and 2023, the FHLB – San Francisco distributed cash dividends to the Bank totaling $793,000 and $556,000, respectively. There is no guarantee in the future that the FHLB – San Francisco will pay cash dividends or redeem excess capital stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits up to $250,000 per account owner as defined by the FDIC, backed by the full faith and credit of the United States. As an insurer, the FDIC imposes deposit insurance premiums in the form of assessments to maintain the DIF and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. On October 18, 2022, the FDIC adopted a final rule to increase its initial base insurance assessment rate schedules by two basis points to improve the likelihood that the reserve ratio of the DIF would be restored to at least 1.35% by September 30, 2028. The revised assessment rate schedules became effective January 1, 2023, with the first invoice payment date of June 30, 2023 for the assessment period of January 1, 2023 through March 31, 2023. The Bank’s FDIC annual assessments for the fiscal years ended June 30, 2024 and 2023 were $601,000 and $459,000, respectively.

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

Any savings institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of June 30, 2024 and 2023, the Bank maintained 92.3% and 92.1% of its portfolio assets in qualified thrift investments, respectively, and therefore, met the qualified thrift lender test at both dates. During fiscal 2024 and 2023, the Bank was in compliance with the QTL test as of each month end.

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

Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are also deducted from capital. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt securities and interest-only strips. Because of the Bank’s asset size, the Bank was given a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt securities and interest-only strips in its capital calculations. The Bank elected to exercise this option to opt-out in order to reduce the impact of market volatility on its regulatory capital levels.

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

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8% and a total risk-based capital ratio of 10% and the Bank must not be subject to certain mandates by the OCC requiring it as an individual institution to meet any specified capital level.

EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10.0 billion. Institutions with a capital level at or exceeding the ratio and otherwise meeting the specified requirements, and electing the alternative framework, are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Final rules issued by the agencies established the community bank leverage ratio at 9% of Tier 1 capital to adjusted average assets, effective January 1, 2020. A qualifying institution may opt in or out of the community bank leverage ratio framework on its quarterly Call Report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements. The Corporation did not opt in to the community bank leverage ratio framework for the year ended June 30, 2024.

The FASB has issued a new accounting standard, ASC 326, for U.S. GAAP that was adopted by the Corporation on July 1, 2023. This standard, referred to as Current Expected Credit Loss or CECL requires all entities holding leases that are not accounted for at fair value to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the previous method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators (the FRB, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. The Bank elected to recognize the full $824,000 adjustment to retained earnings resulting from the adoption of CECL on July 1, 2023, instead of over the permitted three-year phase-in option.

Prompt Corrective Action. An institution is considered adequately capitalized if it meets the minimum capital ratios described above. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. In addition, “significantly undercapitalized” and “critically undercapitalized” institutions are subject to even more extensive mandatory regulatory actions. The OCC also may take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

As of June 30, 2024, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Limitations on Capital Distributions. OCC regulations impose various restrictions on savings institutions and on their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years, without regulatory approval. However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the FRB. The FRB or the OCC may object to a capital distribution based on safety and soundness concerns. Further restrictions on Bank’s dividends may apply if the Bank fails the QTL test. In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Corporation will be limited, which may limit the ability of the Corporation to pay dividends to its stockholders.

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

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires that the OCC assess the Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. While CRA modernization is underway and scheduled for implementation by 2026, the current evaluation system focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its assessment areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of banking services through its branches, ATM centers and other offices.  Institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received a rating of satisfactory when it was last examined for CRA compliance.

On October 24, 2023, the federal banking agencies, including the OCC, issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The Bank cannot predict the impact the changes to the CRA will have on its operations at this time.

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

Federal Reserve System. The FRB requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional FRB. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. Effective March 26, 2020, the FRB reduced reserve requirement ratios to 0%, which eliminated reserve requirements for all depository institutions.

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

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which often substantially exceed the value of the collateral property.

Privacy and Cybersecurity Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. In addition, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although the Bank may enjoy several fairly broad exemptions from the CCPA's privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or final regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the establishment by the Bank of certain regulatory compliance and risk management controls. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred.  Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector.  Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022.

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. The Corporation provided disclosures on its cybersecurity risk management and governance on this Form 10-K for fiscal years ended June 20, 2024 (See Part I, Item 1C - Cybersecurity).

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

If the Bank were to fail the QTL test, the Corporation must, within one year of that failure, register as, and become subject to the restrictions applicable to bank holding companies. For additional information, see “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” in this Form 10-K.

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

Acquisition of the Corporation. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the FRB and must obtain the prior approval of the FRB under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company. A bank holding company must obtain the prior approval of the FRB under the Bank Holding Company Act before obtaining control or more than 5% of a class of voting stock of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act. The term “company” includes corporations, partnerships, associations, and certain trusts and other entities. “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly of more than 25% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding in certain cases 10% or more of a class of voting securities. Control may be direct or indirect and may occur through acting in concert with one or more other persons. In addition, a savings and loan holding company must obtain FRB approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company. A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.

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

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves. As of June 30, 2024, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below. Currently, the Bank uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions. In the event that the Bank makes “non-dividend distributions” to Provident that are considered as made from the reserve for losses on qualifying real estate property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to Provident that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes. For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2024, the Bank declared and paid $7.0 million of cash dividends to Provident, while Provident declared and paid $3.9 million of cash dividends to shareholders.

Excise Tax on Stock Repurchases. The Inflation Reduction Act of 2022 imposed a one percent excise tax on the value of corporate share repurchases (net of issuance). On December 27, 2022, the Internal Revenue Services issued Note 2023-2 which provides interim guidance on the implementation of the excise tax on stock repurchases. The excise tax is a non-deductible tax of one percent of the fair market value of the Corporation’s stock repurchases, net of restricted stock distributions, stock option exercises, ESOP repurchases and contributions and other qualified activities, occurring after December 31, 2022 in excess of $1.0 million. The excise tax on the stock repurchases in fiscal 2024 was $26,000.

Tax Effect from Stock-Based Compensation. During fiscal 2024, there were no shares of restricted common stock vested and distributed to employees but there were 2,000 shares of restricted stock distributed to non-employee members of the Corporation’s Board of Directors. Also, there were no non-qualified stock options exercised and no incentive stock options exercised as disqualifying dispositions, but there were 39,220 shares of non-qualified stock options that expired and/or were forfeited and 3,350 shares of restricted stock that were forfeited. As a result, there was a $38,000 adjustment to federal tax expense from stock-based compensation in fiscal 2024.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990. Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Fiscal 2022 and fiscal years thereafter remain subject to federal examination, while the California state tax returns for fiscal 2021 and fiscal years thereafter are subject to examination by state taxing authorities.

State Taxation

California. The California franchise tax rate applicable to the Bank, equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation). At June 30, 2024, the Corporation’s net state tax rate was 8.5%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate. There was $22,000 adjustment to state tax expense from stock-based compensation in fiscal 2024.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. During fiscal 2024, the Corporation paid franchise taxes of $200,000.

Employees and Human Capital

As of June 30, 2024, the Bank had 160 full-time equivalent employees, which consisted of 94 full-time, 66 prime-time and no part-time employees. The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

To facilitate talent attraction and retention, we strive to make the Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At June 30, 2024, approximately 73.0% of our workforce was female and 27.0% male, and our average employee tenure was approximately 8.3 years, down slightly from an average employee tenure of 8.5 years at June 30, 2023. The ethnicity of our workforce was 40.5% White, 42.2% Hispanic or Latino, 6.5% African American or Black, 6.0% Asian, 2.7% two or more races, 0.5% American Indian or Alaskan Native and 1.6% Not Specified. As part of our compensation philosophy, we offer and maintain market competitive compensation programs for our employees in order to attract and retain superior talent. In addition to strong base wages, additional programs include quarterly or annual bonus opportunities, an Employee Stock Ownership Plan, a Corporation-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, accrued vacation and sick time, family leave, and an employee assistance program.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. In support of our commitment, we provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice, where possible, so they can customize their benefits to meet their needs and the needs of their families.

A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and dedication in our employee base which in turn grows our business, our commitment to our communities, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average employee tenure of over eight years reflects the engagement of our employees in this talent management philosophy. Turnover for employees, as measured by terminated employees to the average total employees, was 23.3% in fiscal 2024, down from 41.4% in fiscal 2023.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Provident and the Bank:

		Position
Name	Age(1)	Provident	Bank

Donavon P. Ternes	64	President and	President and
		Chief Executive Officer	Chief Executive Officer

Tam B. Nguyen	46	Senior Vice President and	Senior Vice President and
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

Robert "Scott" Ritter	55	—	Senior Vice President
			Single-Family Division

David S. Weiant	65	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	58	—	Senior Vice President
			Retail Banking Division

(1)	As of June 30, 2024.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank. There are no family relationships among or between the executive officers.

Tam B. Nguyen was appointed Senior Vice President, Chief Financial Officer and Corporate Secretary of Provident and the Bank effective January 2, 2024. Ms. Nguyen's previous position was Vice President, Chief Accounting Officer, and Controller of the Bank since September 2022.  Prior to that, Ms. Nguyen served the Bank as Vice President and Controller from her first employment date in October 2016 to September 2022. Ms. Nguyen’s professional designations include Certified Public Accountant, Chartered Global Management Accountant, and Certified Management Accountant. Her educational background includes a Master of Business Administration from California State University, San Marcos, and a Bachelor of Arts in Economics and a Bachelor of Science in Biochemistry/Cell Biology both from the University of California, San Diego.  Ms. Nguyen is also a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants, and the Financial Managers Society.

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

Donavon P. Ternes was appointed President and Chief Executive Officer of Provident and the Bank effective January 2, 2024. Donavon P. Ternes joined Provident and the Bank as Senior Vice President and Chief Financial Officer on November 1, 2000 and was appointed Secretary in April 2003. Effective January 1, 2008, Mr. Ternes was appointed Executive Vice President and Chief Operating Officer, while continuing to serve as the Chief Financial Officer and Corporate Secretary of Provident and the Bank. Effective June 27, 2011, the Boards of Directors of Provident and the promoted Mr. Ternes to serve as President of Provident and the Bank, while continuing to serve as Chief Operating Officer, Chief Financial Officer and Corporate Secretary. Prior to joining the Bank, Mr. Ternes was the President, Chief Executive Officer, Chief Financial Officer and Director of Mission Savings and Loan Association, located in Riverside, California, holding those positions for over 11 years.

David S. Weiant joined the Bank as Senior Vice President and Chief Lending Officer on June 29, 2007. Prior to joining the Bank, Mr. Weiant was a Senior Vice President of Professional Business Bank (June 2006 to June 2007) where he was responsible for commercial lending in the Los Angeles and Inland Empire regions of Southern California.

Gwendolyn L. Wertz joined the Bank as Senior Vice President of Retail Banking on February 3, 2014. Prior to joining the Bank, Ms. Wertz was with CommerceWest Bank where she was responsible for the management of commercial banking activities, treasury management and specialty banking. Prior to that she was with Opportunity Bank, N.A. where she was responsible for the commercial treasury sales and service team. Ms. Wertz has more than 35 years of experience with financial institutions including the last 20 years in senior management roles. Her experience includes depository growth initiatives, operations, compliance and deposit acquisition management.

Item 1A. Risk Factors

We assume and manage a certain degree of risk in order to conduct our business. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed by, management to be immaterial also may materially and adversely affect our financial position, results of operation and/or cash flows. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K. If any of the circumstances described in the following risk factors actually occur, the value of our common stock could decline and you could lose all or part of your investment.

Risks Related to Macroeconomic Conditions

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

As of June 30, 2024, approximately 66% of our real estate loans were secured by collateral and made to borrowers located in Southern California with the balance located predominantly throughout the rest of California. A return of recessionary conditions or adverse economic conditions in California may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our capital, liquidity, financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, may also adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

A deterioration in economic conditions in our market areas could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●an increase in loan delinquencies, problem assets and foreclosures;
●an increase in our ACL;
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

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the FRB. Actions by monetary and fiscal authorities, including the FRB, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and, while dissipating, remains elevated. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Corporation to increase, which could adversely affect our results of operations and financial condition.  Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Risks Related to our Lending Activities

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2024, $518.1 million, or 49% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Higher market interest rates, recessionary conditions or declines in the volume of single-family real estate sales and/or the sales prices as well as elevated unemployment rates, may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

We originate multi-family and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2024, we had $528.5 million or 50% of total loans held for investment in multi-family and commercial real estate loans. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential loan. Repayment on these loans typically is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity, which would require the borrower to either sell or refinance the underlying property to make the balloon payment at maturity, thus increasing the risk of default or non-payment.

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

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. We did not purchase any loans in fiscal 2024 and 2023. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect on loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. In addition, when we purchase loans, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we modeled, we will earn less interest income on the purchase than expected. Our success in growing our loan portfolio through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of the purchased loans are located.

Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.

Our allowance for credit losses may not be sufficient to absorb losses in our loan portfolio.

Our business relies significantly on the creditworthiness of our customers. To account for potential defaults and nonperformance in our loan portfolio, we maintain an ACL on loans using the CECL methodology. This allowance represents management's best estimate of the lifetime expected credit losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

●	our collective allowance, for loans evaluated on a pool basis with similar risk characteristics based on our and peer life of loan historical loss experience, certain qualitative factors consisting of macroeconomic conditions and external factors as regulatory requirements, and reasonable and supportable forecasts relating to management’s expectations of future events; and
●	our individual allowance, for evaluation of individual loans that do not share similar risk characteristics based on the present value of the expected future cash flows or the fair value of the underlying collateral.

The determination of the appropriate ACL involves a significant degree of subjectivity, relying on substantial estimates of both current credit risks and future trends, all of which are subject to potential material changes. Inaccuracies in our estimations could lead to an insufficient ACL, necessitating increases through provisions for credit losses, adversely impacting our recorded income.

Further, included in our single-family residential loan portfolio, which comprised 49% of our total loan portfolio at June 30, 2024, were $17.7 million or 2% of total loans held for investment that were non-traditional single-family loans, which include negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. Additionally, as we acknowledge the potential impact of significant portfolio growth, new loan products, and refinancing activities, these actions may result in portfolios consisting of unseasoned loans that may not perform as anticipated, elevating the risk of an inadequate allowance to absorb losses without additional provisions. A material decrease in the credit quality of our loan portfolio, significant changes in the risk profile of markets, industries, or customer groups, or inadequacy in the ACL could have a materially adverse impact on our business, financial condition, liquidity, capital, and results of operations.

Bank regulatory agencies also periodically review our ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on their judgment about information available to them at the time of their examination.

If charge-offs in future periods exceed the ACL, we may need additional provisions to increase the ACL.  Any increases in the ACL will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition, results of operations, liquidity and capital.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

Non-performing assets, consisting of non-performing loans and real estate acquired through foreclosure, adversely affect our earnings in various ways. We reverse accrued interest on non-performing loans and do not record interest income on foreclosed assets. Additionally, non-performing loans increase our loan administration costs and costs also increase due to the improvement, maintenance and repairs of the foreclosed assets. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write-down or loss. A significant increase in the level of non-performing assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we attempt to reduce problem assets through various means such as collection efforts, asset sales, workouts and modifications, a decline in the value of the underlying collateral or in the borrower’s performance or financial condition could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets often requires a significant time commitment from management, diverting their attention from other aspects of our operations.

Risks Related to Market and Interest Rate Changes

Fluctuating interest rates can adversely affect our profitability.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Beginning in March 2022, in response to high inflation, the FOMC commenced increasing the target range for the federal funds rates by implementing multiple increases. As of June 30, 2024, the FOMC target range for the federal funds rate was 5.25% to 5.50% as economic conditions remained relatively resilient and inflation remained elevated. As inflation eases, the FOMC has indicated rate decreases may be expected during the second half of 2024, although to date that has not been the case. However, if the FOMC further increases the targeted federal funds rate, overall interest rates will likely continue to rise, which will negatively impact our net interest income and may negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many financial institutions, we attempt to increase our proportion of deposits comprising either no or relatively low-interest-bearing accounts, which has been challenging over the last couple of years. At June 30, 2024, we had $245.7 million in time deposits that mature within one year, $95.6 million in noninterest-bearing checking accounts and $518.8 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Factors beyond our control can significantly impact the fair value of securities within our portfolio, potentially leading to adverse changes in their value. These factors include, but are not limited to, actions taken by rating agencies regarding the securities, defaults by the issuer, adverse events affecting either the issuer or the underlying securities, and shifts in market interest rates along with continued instability in the capital markets. These influences could result in impairments that are not just temporary, leading to realized and/or unrealized losses in future periods. Such developments could also lead to declines in other comprehensive income, thereby potentially affecting our business, financial condition, and results of operations in a significant manner.  We evaluate individual investment securities quarterly for expected credit losses based on Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” since the adoption on July 1, 2023. The process usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Despite our efforts to evaluate these factors, there can be no assurance that the declines in market value will not result in credit losses on these assets.  Such credit losses could lead to accounting charges that might materially impact our net income and capital levels. There were no ACL on investment securities held to maturity at adoption of ASC 326 or at June 30, 2024 and there were no impairment on investment securities available for sale at June 30, 2024.

Risks Related to Regulatory, Legal and Compliance Matters

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies periodically issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and reporting of our financial statements. These changes might necessitate retrospective application, potentially leading to restatements of prior period financial statements.

One such significant change in fiscal 2024 was the implementation of the CECL model, which we adopted on July 1, 2023.  Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the prior, "incurred loss" model, which delays recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods. An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.

As a result of the change in methodology from the incurred loss model to the CECL model, on July 1, 2024, the Corporation recorded a one-time, net of tax charge of $824,000 to retained earnings, a $1.2 million increase to the ACL for credit losses for loans, and no change to the ACL on unfunded loan commitments.

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

Climate change continues to be a pressing concern, prompting heightened awareness and action on a global scale. Efforts include international agreements such as the Paris Agreement, with the United States rejoining, and ongoing initiatives at various governmental levels to address climate-related issues. Under the current administration, additional measures are anticipated, potentially impacting banks' risk management practices, stress testing, credit portfolio concentrations, and investment strategies. The lack of empirical data makes it challenging to predict the precise financial impact of climate change, though its physical effects, such as more frequent weather disasters, could directly affect our real estate collateral and loan portfolios. Inadequate insurance coverage for borrowers may compound these risks, impacting our financial condition. Furthermore, climate change's broader economic effects could adversely affect our customers and the communities we serve, potentially impacting our financial performance.

On March 6, 2024, the SEC implemented new climate-related disclosure rules for U.S. public companies and foreign private issuers. These rules introduce extensive disclosure requirements, increasing reporting costs, risks, and complexity. Challenges include short compliance timelines, interpretive issues, legal liabilities, and global regulatory overlaps. Lawsuits contesting these rules add further uncertainty. However, on March 15, 2024, the Fifth Circuit granted an administrative stay, temporarily halting the implementation of the SEC's climate rules.

Our litigation related costs may increase.

We are subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank's business. Our involvement in litigation may increase significantly. The expenses of some legal proceedings will adversely affect our results of operations until they are resolved. Further, there can be no assurance that loan workouts and other activities will not expose us to additional legal actions, including lender liability or environmental claims.

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

Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our customer’s account information. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as costs incurred by payment card issuing banks and other third parties or may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts or credit monitoring services. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

Breaches of information security may also occur through intentional or unintentional acts by those having access to our systems, our customers’ or counterparties’ confidential information, including employees. We are continuously working to install new, and upgrade our existing, information technology systems and provide employee awareness training around ransomware, phishing, malware, and other cyber risks to further protect the Corporation against cyber risks and security breaches.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select our third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We cannot ensure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the California markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities on acceptable terms could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-K.

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by a third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be exceedingly high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may dilute the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

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

We have previously engaged in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2024 and 2023, the Bank did not repurchase any loans. Additionally, the Bank did not have any claims or settlements for previously sold loans during fiscal 2024 and 2023.

Our assets as of June 30, 2024 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2024, the net deferred tax asset was approximately $606,000, an  increase from $218,000 at the prior fiscal year end. The net deferred tax asset results primarily from (1) deferred loan costs, (2) provisions for credit losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes and (3) deferred compensation, among others.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2024 is fully realizable based on our expected future earnings; however, expected future earnings may not be realized, which could impact our deferred tax assets.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, due diligence, and disclosure.

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will continue to be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs, to pay for share buybacks and to pay dividends on our common stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock nor share buybacks. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In fiscal 2024 and 2023, the Bank paid cash dividends to its holding company totaling $7.0 million and $9.5 million, respectively.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Managing technology risks, including cybersecurity risks, is a fundamental part of the Corporation’s risk management framework and processes. The Corporation employs a variety of processes, risk assessments, and controls to assess, identify, and manage these risks. This includes estimating the likelihood and potential impact of cybersecurity incidents. To manage these risks, the Corporation designs, documents, and implements controls, which are then tested through compliance assessments and internal and external audits. In some cases, the Corporation also transfers risk, either wholly or partially, through insurance and other methods. When an incident occurs, the Corporation responds by remediating the incident while complying with regulatory obligations, and then evaluates the remediation’s effectiveness. Communication about risk management matters is conducted through documented policies and procedures, management and Board committee reporting, and employee training and communications. For a detailed description of how cybersecurity risks may materially affect the Corporation’s business strategy or results, see "Item 1A. Risk Factors.”

The Corporation’s information technology risk management department consists of professionals with experience and expertise in cybersecurity, including specialists in identity and access management, cyber defense operations, security engineering, and information technology governance, risk, and compliance. This department is led by the Chief Information Officer (“CIO”), who has over 27 years of experience in technology risk management, and the Information Security Officer (“ISO”), who has a bachelor in computer science and has over 18 years of experience in cybersecurity risk management. The ISO reports to the CIO, and the CIO reports directly to the President and Chief Executive Officer. Additionally, the Corporation engages third-party experts as needed to assess, manage, and respond to cybersecurity risks through various methods, including risk assessments, IT audits based on different frameworks, penetration and vulnerability testing, social engineering, incident response, threat intelligence, education, and managed security services.

The Corporation also monitors risks from third parties, such as service providers, through efforts like monitoring, information sharing, risk assessments, audits, contractual due diligence, and adherence to third-party security standards. Senior management governs risk management and is informed about and monitors the prevention, detection, mitigation, and mediation of cybersecurity incidents. This is facilitated through working review committees, on which the ISO and/or CIO serve. These committees receive risk management reports appropriate to their scope of review, covering assessment results, risk ratings, and critical issues. They report significant matters to enterprise-wide risk committees, which oversee the broader scope of risk management for the enterprise. Through these efforts, senior management makes decisions and sets priorities for allocating resources to address risk management issues.

The Corporation’s Board of Directors, including the Audit Committee, oversees all risk management policies, procedures, and practices, including those related to cybersecurity. Senior management generally reports quarterly, or more frequently as necessary, to the Enterprise Risk Committee on technology risks, including those from cybersecurity threats. The Board’s Audit Committee and the Board of Directors receive these reports as part of their risk management oversight responsibilities. Board members have direct access to senior management and other relevant personnel and may direct questions and request further information as needed to fulfill their oversight responsibilities.

Item 2. Properties

At June 30, 2024, the net book value of the Corporation’s properties (including land and buildings) and its furniture, fixtures and equipment was $8.0 million. The Corporation’s home office is located in Riverside, California. Including the home office, the Corporation has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California. The Corporation owns six of the retail banking offices and has seven leased retail banking offices. The lease term maturity dates range from 2024 to 2029, some of which has remaining extension options. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol “PROV.” At August 15, 2024, there were 400 shareholders of record, and there were approximately 1,917 persons or entities that hold stock in nominee or “street name” accounts with brokers.

Dividends

The Corporation’s cash dividend payout policy is reviewed regularly by management and the Board of Directors. The Board of Directors has declared quarterly cash dividends on the Corporation’s common stock for consecutive quarters since September 30, 2002. On April 25, 2024, the Corporation declared a quarterly cash dividend of $0.14 per share with a record date of May 16, 2024 and the dividend was paid on June 6, 2024. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods.  Dividends on common stock from Provident depend substantially upon receipt of dividends from the Bank, which is Provident’s predominant source of income. Management’s projections show an expectation that cash dividends will continue for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 28, 2023, the Board approved a stock repurchase plan, authorizing the purchase of up to 350,353 shares of the Corporation’s outstanding common stock over a one-year period. Simultaneously, the Board canceled the remaining 25,428 shares available for purchase under the prior repurchase plan. The Corporation may purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. The September 2023 stock repurchase plan terminates on September 28, 2024, unless completed sooner or extended.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2024.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
April 1, 2024 – April 30, 2024	18,351	$13.52	18,351	219,241
May 1, 2024 – May 31, 2024	18,494	$12.71	18,494	200,747
June 1, 2024 – June 30, 2024	11,631	$12.64	11,631	189,116
Total	48,476	$13.00	48,476	189,116

(1)	Represents the remaining shares available for future purchases under the September 2023 stock repurchase plan.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index. Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURNS (1)

PROV
NASDAQ Stock Index
NASDAQ Bank Index
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
6/30/19
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24

	6/30/2019	6/30/2020	6/30/2021	6/30/2022	6/30/2023	6/30/2024
PROV	$100.00	$65.88	$88.15	$78.33	$70.14	$71.83
NASDAQ Stock Index	$100.00	$106.96	$154.52	$132.54	$157.83	$195.09
NASDAQ Bank Index	$100.00	$77.27	$133.59	$109.09	$105.72	$144.54

(1)	Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2019 and that all dividends were reinvested.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K for information regarding the Corporation’s Equity Compensation Plans, which is incorporated into this Item 5 by reference.

Item 6. [Reserved]

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements include, but are not limited to:

●	adverse economic conditions in our local market areas or other markets where we have lending relationships
●	effects of employment levels, labor shortages, inflation, a recession or slowed economic growth;
●	changes in the interest rate environment, including the past increases in the Federal Reserve benchmark rate and the duration of such increased levels, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and the Federal Reserve monetary policy;
●	the effects of any Federal government shutdown;
●	credit risks of lending activities, including loan delinquencies, write-offs, changes in our ACL, and provision for credit losses;
●	increased competitive pressures;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	fluctuations in deposits;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	expectations regarding key growth initiatives and strategic priorities;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	results of examinations of us by regulatory authorities, which may the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
●	legislative and regulatory changes, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	disruptions or security breaches, or other adverse events, failures or interruptions in or attacks on our information technology systems or on the our third-party vendors;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	our ability to pay dividends on our common stock;
●	environmental, social and governance goals;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events;
●	and other factors described in this Form 10-K and in Quarterly Reports on Form 10-Q and other reports filed with and furnished to the Securities and Exchange Commission (“SEC”), which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov.

Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These factors could cause our actual results for the fiscal 2025 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

General

Provident, a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of the Bank upon the Bank’s conversion completed on June 27, 1996. Provident is regulated by the FRB. At June 30, 2024, the Corporation, on a consolidated basis, had total assets of $1.27 billion, total deposits of $888.3 million and total stockholders’ equity of $129.9 million.  Provident has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California. The Bank is regulated by the OCC, its primary federal regulator, and the FDIC, the insurer of its deposits. The Bank’s deposits are federally insured up to applicable limits by the FDIC. The Bank has been a member of the Federal Home Loan Bank System since 1956.

The Corporation operates in a single business segment through the Bank. The Bank's activities include attracting deposits, offering banking services and originating and purchasing single-family, multi-family, commercial real estate, construction and, to a lesser extent, other mortgage (generally land loans), commercial business and consumer loans. Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California. Loans are primarily originated and purchased in Southern and Northern California to be held for investment. There are various risks inherent in the Corporation’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

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

Critical Accounting Estimates

The discussion and analysis of the Corporation’s financial condition and results of operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make difficult, subjective or complex judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and, therefore, management considers the following to be critical accounting estimates. These estimates involve a significant level of uncertainty at the time they are made, and changes in these estimates that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.  Accordingly, actual results may differ from these estimates under different assumptions or conditions. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Allowance for Credit Losses.

The ACL involves significant judgment and assumptions by management, which has a material impact on the carrying value of financial assets. The Corporation adopted ASC 326 using the prospective transition approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after July 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

As required by ASC 326, on July 1, 2023 the Corporation implemented CECL and recognized a $1.2 million one-time increase to its ACL, which was recorded directly to retained earnings. Under ASC 326, the ACL is a valuation account that is deducted from the related loan’s amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

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

The Corporation plans to enhance its community banking business by moderately increasing its total assets, focusing on expanding single-family, multi-family, commercial real estate, construction, and commercial business loans. Additionally, the Corporation aims to reduce the percentage of retail time deposits in its deposit base while increasing the proportion of lower-cost checking and savings accounts. To diversify its deposit instruments, the Corporation will consider utilizing brokered certificates of deposit and the State of California’s time deposits, subject to market conditions and its funding needs.  This strategy is designed to improve core revenue by achieving a higher net interest margin and, combined with the Corporation’s growth, ultimately increase net interest income. While the Corporation’s long-term strategy targets moderate growth, management acknowledges that this growth may be influenced by general economic conditions and other factors.

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

Comparison of Financial Condition at June 30, 2024 and 2023

Total assets decreased $60.7 million, or 5%, to $1.27 billion at June 30, 2024 from $1.33 billion at June 30, 2023. The decrease was primarily attributable to decreases in loans held for investment, investment securities and cash and cash equivalents.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, decreased $14.4 million, or 22%, to $51.4 million at June 30, 2024 from $65.8 million at June 30, 2023. The decrease was consistent with the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) decreased $24.6 million, or 16%, to $131.9 million at June 30, 2024 from $156.5 million at June 30, 2023. The decrease was the result of scheduled and accelerated principal payments on investment securities. During fiscal 2024 and 2023, the Bank did not purchase or sell any investment securities. For additional information on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment, net decreased $24.7 million, or 2%, to $1.05 billion at June 30, 2024 from $1.08 billion at June 30, 2023. In fiscal 2024, the Bank originated $75.5 million of loans held for investment, down 68% from $237.1 million during fiscal 2023. In both years these loans consisted primarily of single-family, multi-family and commercial real estate loans. The Bank did not purchase any loans in fiscal 2024 or 2023. Management attributes the decrease in loan originations to the higher interest rate environment and overall uncertainty in the economy. Total loan principal payments in fiscal 2024 were $99.9 million, down 2% from $102.3 million in fiscal 2023. There was no REO in both fiscal 2024 and 2023. The balance of multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds, decreased $22.6 million, or 4%, to $532.6 million at June 30, 2024 from $555.2 million at June 30, 2023, and represented 51% and 52% of loans held for investment, respectively. The balance of single-family loans held for investment decreased slightly to $518.1 million at June 30, 2024, from $518.8 million at June 30, 2023. For additional information on loans held for investment, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

FHLB – San Francisco and other equity investments increased $603,000, or 6%, to $10.1 million at June 30, 2024 from $9.5 million at June 30, 2023. The increase was due to a VISA stock conversion and the purchase of additional FHLB stock. In May 2024, the Bank converted its Class B1 VISA stock to Class B2 VISA stock and Class C VISA stock. Subsequently, the Bank recorded the Class C VISA stock at its fair value on its Consolidated Statements of Condition. As of June 30, 2024, the fair value of the Class C VISA stock was $540,000.  The Bank also purchased $63,000 of required additional FHLB - San Francisco stock during the year.

Total deposits decreased $62.3 million, or 7%, to $888.3 million at June 30, 2024 from $950.6 million at June 30, 2023. Transaction accounts decreased $115.1 million, or 16%, to $614.5 million at June 30, 2024 from $729.6 million at June 30, 2023, while time deposits increased $53.0 million, or 24%, to $273.9 million at June 30, 2024 from $220.9 million at June 30, 2023. The increase in time deposits includes the increased utilization of brokered certificates of deposit. Brokered certificates of deposit increased $25.4 million, or 24%, to $131.8 million at June 30, 2024 from $106.4 million at June 30, 2023. As of June 30, 2024 and 2023, the percentage of transaction accounts to total deposits was 69% and 77%, respectively. Total retail deposits, defined as total deposits excluding brokered certificates of deposit, decreased by $87.7 million, or 10% to $756.5 million at June 30, 2024 from $844.2 million at June 30, 2023, due primarily to the decline of transaction account balances related to some customers seeking higher interest rates elsewhere. For additional information on deposits, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Borrowings, consisting of FHLB – San Francisco advances increased $3.5 million, or 1%, to $238.5 million at June 30, 2024 from $235.0 million at June 30, 2023. The increase was primarily due to new advances to augment the decrease in deposits. The weighted average maturity of the Corporation’s FHLB – San Francisco advances was approximately 13 months at June 30, 2024, up from 12 months at June 30, 2023. For additional information on borrowings, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total stockholders’ equity increased slightly to $129.9 million at June 30, 2024 from $129.7 million at June 30, 2023, primarily as a result of net income and the amortization of stock-based compensation in fiscal 2024, partly offset by stock repurchases (see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K) and quarterly cash dividends paid to shareholders.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2024 and 2023

General. The Corporation recorded net income of $7.4 million, or $1.06 per diluted share, for the fiscal year ended June 30, 2024, down $1.2 million, or 14%, from $8.6 million, or $1.19 per diluted share, for the fiscal year ended June 30, 2023. The decrease in net income was primarily attributable to a $2.1 million decrease in net interest income, a $270,000 increase in non-interest expense and a $134,000 decrease in non-interest income, partly offset by a $437,000 change in the provision for credit losses resulting from a $63,000 recovery of credit losses recorded during fiscal 2024 compared to a $374,000 provision for credit losses during fiscal 2023. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 73% in fiscal 2024 from 69% in fiscal 2023 due to both an increase in non-interest expenses and a decline in revenues. Return on average assets in fiscal 2024 decreased to 0.57% from 0.68% in fiscal 2023 and return on average stockholders' equity in fiscal 2024 decreased to 5.62% from 6.58% in fiscal 2023.

Net Interest Income. Net interest income decreased $2.1 million, or 6%, to $34.9 million in fiscal 2024 from $37.0 million in fiscal 2023. This decrease resulted from interest expense on interest-bearing liabilities increasing at a faster pace than interest income earned on interest-earning assets. Net interest margin decreased 21 basis points to 2.78% in fiscal 2024 from 2.99% in fiscal 2023, due to the decline in net interest income coupled with an increase in average interest earning assets.  The average balance of interest-earning assets increased $18.6 million, or 2%, to $1.25 billion in fiscal 2024 from $1.24 billion in fiscal 2023. The average balance of interest-bearing liabilities increased $16.8 million, or 2%, to $1.13 billion during fiscal 2024 as compared to $1.12 billion during fiscal 2023.

Interest Income. Total interest income increased $8.7 million, or 19%, to $54.7 million for fiscal 2024 from $46.0 million for fiscal 2023. The increase was primarily attributable to an increase of interest income from loans receivable.

Interest income on loans receivable increased $8.0 million, or 19%, to $50.2 million in fiscal 2024 from $42.2 million in fiscal 2023. The increase was attributable to a higher average loan yield and, to a lesser extent, a higher average loan balance. The weighted average loan yield during fiscal 2024 increased 59 basis points to 4.69% from 4.10% in fiscal 2023, reflecting new loans being originated at higher interest rates and adjustable rate loans repricing higher due to overall higher market interest rates resulting from the FOMC increases in the targeted federal funds rate during the latter half of fiscal

2023. The average balance of loans receivable increased $40.6 million, or 4%, to $1.07 billion during fiscal 2024 from $1.03 billion during fiscal 2023.

Interest income on investment securities decreased $109,000, or 5%, to $2.1 million in fiscal 2024 from $2.2 million in fiscal 2023, due to a decrease in the average balance, partly offset by an increase in the average yield.. The average balance of investment securities decreased $27.5 million, or 16%, to $144.5 million in fiscal 2024 from $172.0 million in fiscal 2023 as a result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased 17 basis points to 1.43% for fiscal 2024 from 1.26% for fiscal 2023. The increase in the average yield of investment securities was primarily attributable to a lower premium amortization resulting from lower principal payments. Total premium amortization in fiscal 2024 was $532,000, down $259,000, or 33%, from $791,000 in fiscal 2023.

During fiscal 2024, the Bank received $802,000 of cash dividends from the FHLB - San Francisco and other equity investments, an increase of $246,000 or 44% from the $556,000 of cash dividends received in fiscal 2023, resulting in an average yield of 8.35% during fiscal 2024 compared to 6.55% during fiscal 2023.

Interest income on interest-earning deposits, primarily cash deposited at the FRB of San Francisco, increased $598,000, or 56%, to $1.7 million in fiscal 2024 from $1.1 million in fiscal 2023, due to a higher average yield and, to a lesser extent, a higher average balance. The average yield increased 133 basis points to 5.38% in fiscal 2024 from 4.05% in fiscal 2023, resulting from increases in the targeted federal funds interest rate since March 2022 to July 2023. The average balance of interest-earning deposits increased $4.4 million, or 17%, to $30.6 million in fiscal 2024 from $26.2 million in fiscal 2023.

Interest Expense. Total interest expense for fiscal 2024 was $19.8 million compared to $9.0 million for fiscal 2023, an increase of $10.8 million or 120%. This increase was primarily attributable to a higher interest expense on deposits, particularly time deposits and, to a lesser extent, a higher interest expense on borrowings. The average cost of interest-bearing liabilities was 1.74% during fiscal 2024, up 94 basis points from 0.80% during fiscal 2023, and the average balance of interest-bearing liabilities was $1.14 billion during fiscal 2024, up $16.8 million or 2% from $1.12 billion during fiscal 2023.

Interest expense on deposits for fiscal 2024 was $9.7 million compared to $3.1 million for fiscal 2023, an increase of $6.6 million or 213%. The increase was primarily attributable to a higher average cost for time deposits and, to a lesser extent, a higher average balance of such deposit. The average cost of time deposits in fiscal 2024 was 3.66%, up 196 basis points, from 1.70% in fiscal 2023, while the average cost of transaction accounts was 0.09% in fiscal 2024, up four basis points from 0.05% in fiscal 2023. The average cost of all deposits increased 73 basis points to 1.06% in fiscal 2024 from 0.33% in fiscal 2023. The average balance of time deposits increased $85.8 million, or 53%, to $247.9 million in fiscal 2024 from $162.1 million in fiscal 2023, which as partly offset a decrease in the average balance of transaction accounts which decreased $130.5 million, or 16%, to $668 2 million in fiscal 2024 from $798.7 million in fiscal 2023. The increase of time deposits included increased brokered certificates of deposit. The average balance of brokered certificates of deposit in fiscal 2024 was $118.8 million with the average cost of 5.17% compared to the average balance of $48.7 million with the average cost of 3.97% in fiscal 2023.

Interest expense on borrowings, consisting of FHLB - San Francisco advances, for fiscal 2024 increased $4.2 million, or 71%, to $10.1 million as compared to $5.9 million in fiscal 2023. The increase in interest expense on borrowings was due to a higher average balance and, to a lesser extent, a higher average cost. The average balance of borrowings increased $61.7 million, or 39%, to $221.4 million during fiscal 2024 from $159.7 million during fiscal 2023 and the average cost of borrowings was 4.58% in fiscal 2024, up 91 basis points from 3.67% in fiscal 2023.

Provision for (Recovery of) Credit Losses. During fiscal 2024, the Corporation recorded a recovery of credit losses of $63,000, compared to a provision for credit losses of $374,000 during fiscal 2023. The recovery of credit losses reflected in fiscal 2024 was primarily due to a $23.5 million decrease in loans held for investment at June 30, 2024 from June 30, 2023 and a slightly shorter estimated life of the single-family loan portfolio resulting from higher loan prepayment estimates, partly offset by higher unfunded loan commitments resulting from a higher outstanding balance at June 30, 2024 as compared to the prior fiscal year end. The provision for credit losses in fiscal 2023 was primarily due to a higher outstanding balance of loans held for investment.

At June 30, 2024, the ACL on loans held for investment was $7.1 million, comprised of collectively evaluated allowances of $7.1 million and individually evaluated allowances of $37,000; up 20% from $5.9 million at June 30, 2023. The ACL on loans as a percentage of gross loans held for investment was 0.67% at June 30, 2024, compared to 0.55% at June 30, 2023. The increase in the ACL on loans was due primarily to the adoption of the CECL methodology ($1.2 million), partly offset by the recovery of credit losses in fiscal 2024 ($63,000, net of a $15,000 provision for unfunded loan commitment reserves). The ACL on loans as a percentage of gross loans held for investment was 0.67% at June 30, 2024, compared to 0.55% at June 30, 2023.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the year ended June 30, 2024 subsequent to the adoption of the CECL methodology on July 1, 2023.

Management believes, based on currently available information, the ACL is sufficient to absorb expected losses inherent in loans held for investment at June 30, 2024 under the CECL methodology adopted since July 1, 2023. For additional information, see Item 1, “Business - “Asset Quality” in this Form 10-K.

Non-Interest Income. Total non-interest income was $3.9 million in fiscal 2024, a decrease of $134,000 or 3% from $4.1 million in fiscal 2023.

Loan servicing and other fees decreased $77,000, or 19%, to $337,000 for fiscal 2024 from $414,000 in fiscal 2023, due primarily to lower loan prepayment fees, attributable to lower loan payoffs.

Deposit account fees decreased $142,000, or 11%, to $1.2 million for fiscal 2024 from $1.3 million in fiscal 2023, due primarily to lower non-sufficient funds account fees, attributable to lower transactions and lower transaction account balances.

Card and processing fees decreased $141,000, or 9%, to $1.4 million for fiscal 2024 from $1.5 million in fiscal 2023, due primarily to lower debit card transactions.

Other fees increased $226,000, or 27%, to $1.1 million for fiscal 2024 from $840,000 in fiscal 2023, due primarily to a $540,000 net unrealized gain on other equity investments resulting from the VISA share conversion, partly offset by a net change of $190,000 on the losses on sale of loans (a net loss of $64,000 on sale of loans in fiscal 2024 compared to a net gain of $124,000 on sale of loans in the prior fiscal year). In May 2024, the Bank converted its VISA Class B1 shares into VISA Class B2 shares and VISA Class C shares and recorded the VISA Class C shares at fair value subsequent to the conversion.

Non-Interest Expense. Total non-interest expense was $28.5 million in fiscal 2024, an increase of $270,000 or 1% from $28.3 million in fiscal 2023. The increase in non-interest expense was primarily attributable to increases in premises and occupancy expenses, equipment expense, deposit insurance premiums and regulatory assessments, partly offset by decreases in salaries and employee benefits and other operating expenses.

Salaries and employee benefits expense decreased $95,000, or 1%, to $17.6 million in fiscal 2024 from $17.7 million in fiscal 2023. The decrease in salaries and employee benefits expense was primarily attributable to a decrease in incentive compensation, partly offset by increases in the supplemental executive retirement plans and compensation costs.

Premises and occupancy expense increased $139,000, or 4%, to $3.6 million in fiscal 2024 from $3.4 million in fiscal 2023. The increase was primarily attributable to increases in building maintenance and fixture depreciation costs, resulting primarily from the relocation of one of our banking offices and ATM upgrades, partly offset by lower on-line service expenses.

Equipment expense increased $157,000, or 14%, to $1.3 million in fiscal 2024 from $1.2 million in fiscal 2023, due primarily to the upgrades of computer hardware and software and an increase of equipment lease expenses.

Deposit insurance premiums and regulatory assessments increased $123,000, or 19%, to $780,000 in fiscal 2024 from $657,000 in fiscal 2023, primarily attributable to the increase in FDIC insurance assessments.

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

The provision for income taxes was $3.0 million for fiscal 2024, representing an effective tax rate of 29.2%, down $788,000 or 21% from $3.8 million in fiscal 2023, representing an effective tax rate of 30.8%. The lower effective tax rate in fiscal 2024 was attributable primarily to the decreased tax benefit in fiscal 2023 from the equity incentive awards with the share price lower at vesting and distribution than the fair value estimated at the grant date, which was not replicated in fiscal 2024.

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

	Year Ended June 30,
	2024			2023
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,069,616	$50,194	4.69%	$1,029,000	$42,191	4.10%
Investment securities	144,466	2,060	1.43%	172,005	2,169	1.26%
FHLB - San Francisco and other equity investments	9,601	802	8.35%	8,488	556	6.55%
Interest-earning deposits	30,610	1,674	5.38%	26,214	1,076	4.05%

Total interest-earning assets	1,254,293	54,730	4.36%	1,235,707	45,992	3.72%

Noninterest-earning assets	30,655			32,763

Total assets	$1,284,948			$1,268,470

Interest-bearing liabilities:
Checking and money market accounts(2)	$407,938	290	0.07%	$479,921	227	0.05%
Savings accounts	260,249	313	0.12%	318,795	168	0.05%
Time deposits	247,863	9,063	3.66%	162,144	2,751	1.70%

Total deposits(3)	916,050	9,666	1.06%	960,860	3,146	0.33%

Borrowings	221,368	10,141	4.58%	159,742	5,861	3.67%

Total interest-bearing liabilities	1,137,418	19,807	1.74%	1,120,602	9,007	0.80%

Noninterest-bearing liabilities	16,731			17,307

Total liabilities	1,154,149			1,137,909

Stockholders’ equity	130,799			130,561
Total liabilities and stockholders’ equity	$1,284,948			$1,268,470

Net interest income		$34,923			$36,985

Interest rate spread(4)			2.62%			2.92%
Net interest margin(5)			2.78%			2.99%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.28%			110.27%

(1)	Includes the average balance of non-performing loans of $2.1 million and $1.1 million, as well as net deferred loan costs of $955 thousand and $959 thousand for the fiscal years ended June 30, 2024 and 2023, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $97.3 million and $112.9 million in the fiscal years ended June 30, 2024 and 2023, respectively.
(3)	Includes the average balance of uninsured deposits of $135.7 million and $170.2 million in the fiscal years ended June 30, 2024 and 2023, respectively.
(4)	Represents the difference between the weighted average yield on all interest-earning assets and the weighted average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2024 Compared
	To Year Ended June 30, 2023
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$6,098	$1,665	$240	$8,003
Investment securities	285	(347)	(47)	(109)
FHLB – San Francisco and other equity investments	153	73	20	246
Interest-bearing deposits	362	178	58	598
Total net change in income on interest-earning assets	6,898	1,569	271	8,738

Interest-bearing liabilities:
Checking and money market accounts	113	(36)	(14)	63
Savings accounts	215	(29)	(41)	145
Time deposits	3,175	1,457	1,680	6,312
Borrowings	1,457	2,262	561	4,280
Total net change in expense on interest-bearing liabilities	4,960	3,654	2,186	10,800
Net increase (decrease) in net interest income	$1,938	$(2,085)	$(1,915)	$(2,062)

(1)	Includes non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted average balance outstanding.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, proceeds from FHLB - San Francisco advances, access to the discount window facility at the FRB of San Francisco and access to the correspondent bank’s federal funds facility. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank has been the origination and, to a lesser extent, purchase of loans held for investment. During the fiscal years ended June 30, 2024 and 2023, the Bank originated loans held for investment of $75.5 million and $237.1 million, respectively. The Bank did not purchase any loans held for investment from other financial institutions in fiscal 2024 or 2023. At June 30, 2024 and 2023, the Bank had loan origination commitments totaling $9.4 million and $2.4 million, with undisbursed loan funds of $435,000 and $2.0 million, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits, which include both retail and brokered deposits. During the fiscal years ended June 30, 2024 and 2023, the net decrease in deposits was $62.2 million and $4.9 million, respectively. On June 30, 2024, time deposits scheduled to mature in one year or less were $245.7 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates based upon the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2024, total cash and cash equivalents were $51.4 million, or 4.0% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2024, the remaining financing availability at the FHLB - San Francisco was $261.3 million and the remaining available collateral was $367.4 million. In addition, the Bank has secured a $208.6 million discount window facility at the FRB of San Francisco, collateralized by $126.6 million of investment securities and $178.6 million of loans held for investment. The Bank also has a federal funds facility with its correspondent bank for $50.0 million which matures on June 30, 2025. As of June 30, 2024, there were no outstanding borrowings under the discount window facility or the federal funds facility with its correspondent bank. The total available borrowing capacity across all sources totals approximately $519.9 million at June 30, 2024.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2024 decreased to 16.6% from 18.1% during the same quarter ended June 30, 2023. The decrease in the liquidity ratio was due primarily to the decrease in average qualifying liquid assets which exceeded the decrease in average deposits and borrowings during the quarter ended June 30, 2024 in comparison to the quarter ended June 30, 2023. The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB - San Francisco, FRB of San Francisco and its correspondent bank.

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

Based on our current capital allocation objectives, during fiscal 2025 we project expenditures of ranging from $270,000 to $1.5 million for capital investment in premises and equipment. For additional information regarding our commitments, see Note 13, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Provident is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses, cash dividends and stock repurchases. Provident’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. During fiscal 2024, the Corporation purchased 197,349 shares of the Corporation’s common stock with a weighted average cost of $13.05 per share. As of June 30, 2024, there are 189,116 shares available for purchase under the Corporation’s existing stock repurchase plan. The Corporation purchases the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during fiscal 2025 at this rate of $0.14 per share, our average total dividend paid each quarter would be approximately $959,000 based on the number of our current outstanding shares as of June 30, 2024. At June 30, 2024, Provident (on an unconsolidated basis) had liquid assets of approximately $3.4 million.

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

At June 30, 2024, the Bank exceeded all regulatory capital requirements. Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.5% for CET1 Capital, 8.0% for Tier 1 Risk-based Capital and 10.0% for Total Risk-based Capital are required to be deemed “well capitalized.” As of June 30, 2024, the Bank exceeded the capital ratios needed to be considered well capitalized with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Risk-based Capital and Total Risk-based Capital ratios of 10.0%, 19.3%, 19.3% and 20.4%, respectively. See also, “Regulation – Federal Regulation of Savings Institutions – Capital Requirements” and Note 9, "Capital" of the Notes to Consolidated Financial Statements contained in Items 1 and 8 of this Form 10-K, respectively.

Impact of New Accounting Pronouncements

Various elements of the Corporation's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are important to gain an understanding of the financial statements of the Corporation. These policies relate to the methodology for the recognition of interest income, determination of the provision for credit losses and the ACL, the estimated fair value of derivative financial instruments, the valuation of mortgage servicing assets and real estate owned and the provision for income taxes. These policies and judgments, estimates and assumptions are described in greater detail in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled “Organization and Summary of Significant Accounting Policies” contained in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, because of the sensitivity of the financial statements to these accounting policies, changes to the judgments, estimates and assumptions used could result in material differences in the results of operations or financial condition.

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -

200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of June 30, 2024, the targeted federal funds rate range was 5.25% to 5.50%.

The following table sets forth as of June 30, 2024 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$99,797	$(29,127)	$1,233,560	8.09%	(203)	bp
+200 bp	$114,840	$(14,084)	$1,252,262	9.17%	(95)	bp
+100 bp	$124,386	$(4,538)	$1,265,538	9.83%	(29)	bp
-	$128,924	$—	$1,273,858	10.12%	—
-100 bp	$136,297	$7,373	$1,285,088	10.61%	49	bp
-200 bp	$128,436	$(488)	$1,281,017	10.03%	(9)	bp
-300 bp	$129,438	$514	$1,286,155	10.06%	(6)	bp

(1)Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2024 (“base case”).
(2)Calculated as the NPV divided by the portfolio value of total assets.
(3)Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a +200 bp rate shock at June 30, 2024 and -200 bp rate shock at June 30, 2023 which has been determined to be the most detrimental to the interest rate risk of the Corporation in a -200, -100, +100 and +200 bp rate shock scenario:

	At June 30, 2024		At June 30, 2023
	(+200 bp rate shock)		(-200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	10.12%		9.29%
Post-Shock NPV Ratio: NPV as a % of PV Assets	9.17%		8.37%
Sensitivity Measure: Change in NPV Ratio	-95	bp	-92	bp

The pre-shock NPV ratio increased 83 basis points to 10.12% at June 30, 2024 from 9.29%  at June 30, 2023, and the post-shock NPV ratio increased 80 basis points to 9.17% (+200 basis point rate shock) at June 30, 2024 from 8.37% (-200 basis point rate shock) at June 30, 2023. The increase of the NPV ratios was primarily attributable to the net income in fiscal 2024 and amortization of stock-based compensation, partly offset by a $7.0 million cash dividend distribution from the Bank to the Corporation in September 2023, an $824,000 CECL adoption charged to equity, and increases in market interest rates. The sensitivity measure increased to 95 basis points at June 30, 2024 from 92 basis points at June 30, 2023.

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

The following table represents the interest rate gap analysis of the Corporation's assets and liabilities as of June 30, 2024:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of June 30, 2024
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$45,058	$—	$—	$6,318	$51,376
Investment securities	7,176	—	—	124,724	131,900
Loans held for investment	273,678	199,276	245,557	334,468	1,052,979
FHLB - San Francisco and other equity investments	10,108	—	—	—	10,108
Other assets	4,287	—	—	21,550	25,837
Total assets	340,307	199,276	245,557	487,060	1,272,200

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	—	—	—	95,627	95,627
Checking deposits - interest bearing	38,194	76,387	76,387	63,656	254,624
Savings deposits	47,776	95,551	95,551	—	238,878
Money market deposits	12,662	12,662	—	—	25,324
Time deposits	245,713	23,383	3,545	1,254	273,895
Borrowings	145,500	78,000	15,000	—	238,500
Other liabilities	1,783	—	—	13,628	15,411
Stockholders' equity	—	—	—	129,941	129,941
Total liabilities and stockholders' equity	491,628	285,983	190,483	304,106	1,272,200

Repricing gap positive (negative)	$(151,321)	$(86,707)	$55,074	$182,954	$—
Cumulative repricing gap:
Dollar amount	$(151,321)	$(238,028)	$(182,954)	$—	$—
Percent of total assets	(12)%	(19)%	(14)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; and time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The extent to which the net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of time deposits could cause interest sensitivities to vary. As a result, the relationship between interest-earning assets and interest-bearing liabilities, as shown in the previous table, is only a general indicator of interest rate sensitivity and the effect of changing interest rates on net interest income. Results are likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the previous table.

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 +100, and -100, -200 and -300 bp.

The following table describes the results of the analysis at June 30, 2024 and 2023:

At June 30, 2024		At June 30, 2023
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-8.12%	+300 bp	-10.56%
+200 bp	-3.45%	+200 bp	-5.26%
+100 bp	-0.51%	+100 bp	-1.95%
-100 bp	-0.67%	-100 bp	1.25%
-200 bp	-1.15%	-200 bp	-0.59%
-300 bp	-1.86%	-300 bp	-3.33%

At June 30, 2024, the Corporation was close to neutral with regard to the sensitivity of net interest income as projected net interest income declines slightly under rising or declining interest rates during the subsequent 12-month period.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2024 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter year ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that, as of June 30, 2024, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2024. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2024.

Date: August 30, 2024

/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer

/s/ Tam B. Nguyen
Tam B. Nguyen
Senior Vice President and Chief Financial Officer

Item 9B. Other Information

(a)  None

(b)  Trading Plans. During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Code of Ethics for Senior Financial Officers

The Corporation has adopted a Code of Ethics, which applies to all directors, officers, and employees of the Corporation. The Code of Ethics is publicly available as Exhibit 14 to the Corporation’s Annual Report on Form 10-K for the fiscal year June 30, 2007, and is available on the Corporation’s website, www.myprovident.com. If the Corporation makes any substantial amendments to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Corporation’s principal executive officer, principal financial and accounting officer, controller, or person performing similar functions, the Corporation will disclose the nature of such amendment or waiver on the Corporation’s website and in a report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

The Corporation has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee consists of three independent directors of the Corporation: Judy A. Carpenter, Kathy M. Michalak and Matthew E. Webb. The Corporation has designated Judy A. Carpenter, Audit Committee Chair, as its audit committee financial expert. Ms. Carpenter is independent, as independence for audit committee members is defined under the listing standards of the NASDAQ Stock Market, is a Certified Public Accountant in California (inactive), has been in public accounting, and has extensive business knowledge, financial expertise and familiarity with our local market and communities.

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

The information required by this item is incorporated herein by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

c)	Changes in Control.

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

d)	Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2024:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to Be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan:
Stock Options	11,000	$16.93	—
2010 Equity Incentive Plan:
Stock Options	158,000	$15.65	—
2013 Equity Incentive Plan:
Stock Options	213,000	$16.39	—
Restricted Stock	47,650	N/A	—
2022 Equity Incentive Plan:
Stock Options	98,000	$12.44	77,000
Restricted Stock	129,000	N/A	69,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	656,650	$15.35	146,000

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

Director Independence. The information contained in the section captioned “Board of Directors’ Meetings, Board Committees and Corporate Governance Matters - Corporate Governance - Director Independence” is incorporated herein by reference in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   1. Financial Statements

 See Consolidated Financial Statements beginning on page 78 of this Form 10-K.

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

3.2	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed on November 30, 2022)

4.1	Form of Certificate of Provident's Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996))

4.2	Description of Capital Stock of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2019)

10.1	Transition Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated October 31, 2023)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	Employment Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.14 to the Corporation’s Form 8-K dated October 31, 2023)

10.4	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated July 7, 2009)

10.5

Form of Amended Severance Agreement with Tam B. Nguyen, Robert "Scott" Ritter, Lilian Salter, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q dated May 8, 2024)

10.6	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 12, 2006)

10.7

Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

10.8	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.9	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.10	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.11	2013 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 24, 2013)

10.12

Form of Incentive Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

10.13

Form of Non-Qualified Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

10.14

Form of Restricted Stock Agreement for restricted shares awarded under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation’s Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

10.15	2022 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 27, 2022)

10.16	Form of Incentive Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form S-8 dated December 16, 2022)

10.17	Form of Non-Qualified Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form S-8 dated December 16, 2022)

10.18	Form of Restricted Stock Agreement for restricted shares awarded under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation’s Form S-8 dated December 16, 2022)

13	2024 Annual Report to Stockholders

14.0

Code of Ethics for the Corporation’s directors, officers and employees (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.myprovident.com in the section titled About: Investor Relations.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Compensation Recovery Policy

101

The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	The cover page from this Annual Report on Form 10-K for the year ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 30, 2024	Provident Financial Holdings, Inc.

/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Donavon P. Ternes	President and	August 30, 2024
Donavon P. Ternes	Chief Executive Officer (Principal Executive Officer)

/s/ Tam B. Nguyen	Senior Vice President and	August 30, 2024
Tam B. Nguyen	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Craig G. Blunden	Chairman of the Board of Directors	August 30, 2024
Craig G. Blunden

/s/ Judy A. Carpenter	Director	August 30, 2024
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	August 30, 2024
Debbi H. Guthrie

/s/ Brian N. Hawley	Director	August 30, 2024
Brian N. Hawley

/s/ Kathy M. Michalak	Director	August 30, 2024
Kathy M. Michalak

/s/ William E. Thomas	Lead Director	August 30, 2024
William E. Thomas

/s/ Matthew E. Webb	Director	August 30, 2024
Matthew E. Webb

Provident Financial Holdings, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Provident Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2024, and the related (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses related to Qualitative Factors for Single Family Mortgage, Multifamily Mortgage, and Commercial Real Estate - Refer to Notes 1 and 3 to the Financial Statements

Critical Audit Matter Description

Management estimates the Corporation’s allowance for credit losses (“ACL”) Management calculates the quantitative portion of the collectively evaluated allowance for all loan categories using an average charge-off methodology. The Corporation primarily utilizes historical loss rates for the ACL based on its own specific historical losses and/or with peer loss history where applicable. Management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted, given the consideration of a variety of qualitative factors.

The qualitative portion of the Corporation’s allowance on collectively evaluated loans are calculated using management judgment, to determine risk categorizations in each of the qualitative factors. The amount of qualitative allowance is also contingent upon the relative weighting of the qualitative factors according to management’s judgment.

Auditing the collectively evaluated loans of the Corporation’s ACL, specifically management’s qualitative loss factors for certain single-family, multi-family and commercial real estate loans, involved significant judgment. Given the management judgments required for the determination of risk categorization and relative weighting of qualitative factors, performing audit procedures to evaluate the Qualitative Factors in the ACL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL included the following, among others:

●	We performed inquiries and examined documentation to understand management’s methodology and process in determining the qualitative factors in the ACL, including the key assumptions and relevant data utilized.

●	We involved our credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the qualitative and methodologies applied by management.

●	We tested the design and implementation of controls over the (i) selection of the risk categorizations and relative weighting in each of the qualitative factors used as an input to the model and (ii) overall calculation and disclosure.

●	We evaluated the reasonableness of the ACL inputs, including management’s judgments and assumptions used in the development of the qualitative factors, including the directional consistency and magnitude of the qualitative factors applied, and the reasonableness of the period selected for the forecast and the associated economic factors identified by management.

●	We compared the Corporation’s ACL with benchmark data obtained independently to assess whether the ACL is within a reasonable range for specific loan categories.

/s/Deloitte & Touche LLP

Costa Mesa, California
August 30, 2024

We have served as the Corporation's auditor since 2001.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Financial Condition

	June 30,	June 30,
(In Thousands, Except Share and Per Share Information)	2024	2023
Assets
Cash and cash equivalents	$51,376	$65,849
Investment securities - held to maturity, at cost with no allowance for credit losses	130,051	154,337
Investment securities - available for sale, at fair value with no allowance for credit losses	1,849	2,155
Loans held for investment, net of allowance for credit losses of $7,065 and $5,946, respectively; includes $1,047 and $1,312 of loans held at fair value, respectively; $861.1 million and $967.6 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $178.6 million and $0 pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,052,979	1,077,629
Accrued interest receivable	4,287	3,711
FHLB - San Francisco and other equity investments, includes $540 and $0 of other equity investments at fair value, respectively	10,108	9,505
Premises and equipment, net	9,313	9,231
Prepaid expenses and other assets	12,237	10,531

Total assets	$1,272,200	$1,332,948

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$95,627	$103,007
Interest-bearing deposits	792,721	847,564
Total deposits	888,348	950,571

Borrowings	238,500	235,009
Accounts payable, accrued interest and other liabilities	15,411	17,681
Total liabilities	1,142,259	1,203,261

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value; (40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued; 6,847,821 and 7,043,170 shares outstanding, respectively)	183	183
Additional paid-in capital	98,532	99,505
Retained earnings	209,914	207,274
Treasury stock at cost (11,381,794 and 11,186,445 shares, respectively)	(178,685)	(177,237)
Accumulated other comprehensive loss, net of tax	(3)	(38)

Total stockholders’ equity	129,941	129,687

Total liabilities and stockholders’ equity	$1,272,200	$1,332,948

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Operations

	Fiscal Year Ended June 30,
(In Thousands, Except Per Share Information)	2024	2023
Interest income:
Loans receivable, net	$50,194	$42,191
Investment securities	2,060	2,169
FHLB - San Francisco and other equity investments	802	556
Interest-earning deposits	1,674	1,076
Total interest income	54,730	45,992

Interest expense:
Deposits	9,666	3,146
Borrowings	10,141	5,861
Total interest expense	19,807	9,007

Net interest income	34,923	36,985
(Recovery of) provision for credit losses	(63)	374
Net interest income, after (recovery of) provision for credit losses	34,986	36,611

Non-interest income:
Loan servicing and other fees	337	414
Deposit account fees	1,154	1,296
Card and processing fees	1,384	1,525
Other	1,066	840
Total non-interest income	3,941	4,075

Non-interest expense:
Salaries and employee benefits	17,642	17,737
Premises and occupancy	3,586	3,447
Equipment	1,309	1,152
Professional	1,530	1,517
Sales and marketing	709	622
Deposit insurance premium and regulatory assessments	780	657
Other	2,984	3,138
Total non-interest expense	28,540	28,270

Income before income taxes	10,387	12,416
Provision for income taxes	3,036	3,824
Net income	$7,351	$8,592

Basic earnings per share	$1.06	$1.20
Diluted earnings per share	$1.06	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended June 30,
(In Thousands)	2024	2023
Net income	$7,351	$8,592

Change in unrealized holding gains (losses) on securities available for sale and interest-only strips	50	(57)
Less: Income tax expense (benefit)	15	(17)
Other comprehensive income (loss)	35	(40)
Total comprehensive income	$7,386	$8,552

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Common					Comprehensive
	Stock		Additional			Income (Loss),
(In Thousands, Except Share Information)	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Net of Tax	Total
Balance at June 30, 2022	7,285,184	$183	$98,826	$202,680	$(173,041)	$2	$128,650

Net income				8,592			8,592
Other comprehensive loss						(40)	(40)
Purchase of treasury stock(1)	(335,764)				(4,648)		(4,648)
Awards for restricted stock	93,750		(479)		479		—
Forfeiture of restricted stock			27		(27)		—
Amortization of restricted stock, net of tax			1,109				1,109
Stock options expense, net of tax			76				76
Tax effect from stock-based compensation			(54)				(54)
Cash dividends(2)				(3,998)			(3,998)
Balance at June 30, 2023	7,043,170	$183	$99,505	$207,274	$(177,237)	$(38)	$129,687

Net income				7,351			7,351
Other comprehensive income						35	35
Purchase of treasury stock	(197,349)				(2,601)		(2,601)
Distribution of restricted stock	2,000						—
Awards for restricted stock			(1,183)		1,183		—
Forfeiture of restricted stock			30		(30)		—
Amortization of restricted stock, net of tax			203				203
Stock options expense, net of tax			37				37
Tax effect from stock-based compensation			(60)				(60)
Cash dividends(2)				(3,887)			(3,887)
Adoption of CECL standard				(824)			(824)
Balance at June 30, 2024	6,847,821	$183	$98,532	$209,914	$(178,685)	$(3)	$129,941

(1)	Includes the purchase of 33,045 shares of distributed restricted stock in fiscal 2023 in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.56 per share were paid in both fiscal 2024 and 2023.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended June 30,
(In Thousands)	2024	2023
Cash flows from operating activities:
Net income	$7,351	$8,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,155	3,188
(Recovery of) provision for credit losses	(63)	374
Net unrealized gain on other equity investments	(540)	—
Stock-based compensation	240	1,185
(Benefit) provision for deferred income taxes	(58)	1,231
(Decrease) increase in accounts payable, accrued interest and other liabilities	(2,399)	121
(Increase) decrease in prepaid expenses and other assets	(2,001)	1,634
Net cash provided by operating activities	5,685	16,325

Cash flows from investing activities:
Decrease (increase) in loans held for investment, net	22,604	(138,970)
Maturity of investment securities - held to maturity	—	400
Principal payments from investment securities - held to maturity	23,754	30,217
Principal payments from investment securities - available for sale	356	464
Purchase of FHLB - San Francisco stock	(63)	(1,266)
Purchase of premises and equipment	(1,589)	(741)
Net cash provided by (used for) investing activities	45,062	(109,896)

Cash flows from financing activities:
Decrease in deposits, net	(62,223)	(4,933)
Proceeds from long-term borrowings	85,500	65,000
Repayments of long-term borrowings	(30,009)	(30,000)
(Repayment of) proceeds from short-term borrowings, net	(52,000)	115,009
Treasury stock purchases	(2,601)	(4,648)
Withholding taxes on stock-based compensation	—	(424)
Cash dividends	(3,887)	(3,998)
Net cash (used for) provided by financing activities	(65,220)	136,006

Net (decrease) increase in cash and cash equivalents	(14,473)	42,435
Cash and cash equivalents at beginning of year	65,849	23,414
Cash and cash equivalents at end of year	$51,376	$65,849
Supplemental information:
Cash paid for interest	$19,762	$7,480
Cash paid for income taxes	$3,090	$2,725

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

Use of estimates

The accounting and reporting policies of the Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of investment securities, the valuation of loans held for investment at fair value, deferred tax assets, mortgage servicing assets, real estate owned and deferred compensation costs.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and the Bank.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and due from banks, as well as overnight deposits placed at the FRB – San Francisco and correspondent banks.

Investment securities

The Corporation classifies its qualifying investments as available for sale or held to maturity. The Corporation classifies investments as held to maturity when it has the ability and it is management’s positive intent to hold such securities to maturity. Securities held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value generally is determined based upon quoted market prices. Changes in net unrealized gains (losses) on debt securities available for sale are included in accumulated other comprehensive income, net of tax. Gains and losses on sale or dispositions of investment securities are included in non-interest income and are determined using the specific identification method. Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest method.

The Corporation evaluates individual investment securities quarterly for impairment based on Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” which was adopted on July 1, 2023. The Corporation does not currently intend to sell any investment securities classified as held to maturity or available for sale and as such, records the investment security at book value or fair market value as prescribed by GAAP. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment security before the recovery of its amortized costs basis. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized costs is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized costs.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Loans held for investment

Loans held for investment consist of long-term single-family adjustable and fixed rate loans secured by single-family residences and multi-family and commercial real estate loans secured by commercial property, land and other residential properties, which the Corporation intends to hold for the foreseeable future. These loans are generally offered to customers and businesses located in California.

Net loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method. Amortization is discontinued for non-performing loans. Interest receivable represents primarily the current month’s interest, which will be included as a part of the borrower’s next monthly loan payment. Interest receivable is accrued only if deemed collectible. Loans are placed on non-performing status when they become 90 days past due. When a loan is placed on non-performing status, interest accrued but not received is reversed against interest income. Interest income on non-performing loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible. If the principal balance is not deemed collectible, the entire payment received (principal and interest) is applied to the outstanding loan balance. Non-performing loans that become current as to both principal and interest are returned to accrual status after demonstrating satisfactory payment history (usually six consecutive months) and when future payments are expected to be collectible.

Allowance for credit losses

The allowance for credit losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of financial assets. The Corporation adopted ASC 326 using the prospective transition approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after July 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

Non-performing loans

The Corporation assesses loans individually and classifies them as non-performing when the accrual of interest has been discontinued, loans have been modified or management has serious doubts about the future collectability of principal and interest, even though the loans may currently be performing. Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Corporation measures each non-performing loan based on ASC 326, establishes a collectively evaluated or individually evaluated allowance, and charges off those loans or portions of loans deemed uncollectible. Loans identified to be individually evaluated have an allowance that is based upon the appraised value of the collateral, less selling costs or discounted cash flow with an appropriate default factor.

Real estate owned

Real estate acquired through foreclosure is initially recorded at the fair value of the real estate acquired, less estimated selling costs. Subsequent to foreclosure, the Corporation charges current earnings for estimated losses if the carrying value of the property exceeds its fair value. Gains or losses on the sale of real estate are recognized upon disposition of the property. Costs relating to improvement, maintenance and repairs of the property are expensed as incurred under gain (loss) on sale and operations of real estate owned acquired in the settlement of loans in the Consolidated Statements of Operations.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available, if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income. The deferred income tax asset related to the allowance for credit losses will be realized when actual charge-offs are made against the allowance. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset. The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance. The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit. Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance. As of June 30, 2024 and 2023, the estimated net deferred tax asset, which is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, was $606,000 and $218,000, respectively. The Corporation maintains net deferred tax assets for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains (losses), among other items. The increase in the net deferred tax asset resulted primarily from higher loss reserves and a decrease in deferred tax liabilities from lower net deferred loan costs. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2024 or 2023.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

information, see Note 18 of the Notes to Consolidated Financial Statements regarding the subsequent event related to the cash dividend.

Stock repurchases

The Corporation repurchased 197,349 shares of its common stock with an average cost of $13.05 per share during fiscal 2024 pursuant to its publicly announced stock repurchase plans. As of June 30, 2024, a total of 189,116 shares or 54% of the shares authorized for repurchase under the Corporation’s existing stock repurchase plan remain available to purchase until the plan expires on September 28, 2024.

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

Stock-based compensation

ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Stock-based compensation, inclusive of restricted stock expense, recognized in the Consolidated Statements of Operations for the fiscal years ended June 30, 2024 and 2023 was $240,000 and $1.2 million, respectively.

Employee Stock Ownership Plan ("ESOP")

The Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Restricted stock

The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date. A total of $203,000 and $1.1 million of restricted stock expense was amortized during fiscal 2024 and 2023, respectively.

Post-retirement benefits

The estimated obligation for post-retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees. The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition. Effective July 1, 2003, the Corporation discontinued the post-retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits, unless included within an employment agreement. At June 30, 2024 and 2023, the accrued liability for post-retirement benefits was $450,000 and $270,000, respectively.

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

ASU 2023-07:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments include: (a) introducing a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), (b) extending certain annual disclosures to interim periods, (c) clarifying that single reportable segment entities must apply ASC 280 in its entirety, (d) permitting more than one measure of segment profit or loss to be reported under certain conditions, and (e) requiring disclosure of the title and position of the CODM. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Corporation is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

In March 2022, FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the concept and treatment of troubled debt restructurings (“TDR”) in relation to the adoption of the CECL model for the accounting for credit losses (see note above regarding ASU 2016-13). The new disclosure requirements are adopted in regards to loan modifications made to borrowers experiencing financial difficulties. The required disclosures regarding gross write-offs for financing receivables by year of origination and loan modifications are presented under Note 3 of the Notes to Consolidated Financial Statements. Subsequent to the adoption of ASC 326 on July 1, 2023, the Corporation did have any loan modifications for borrowers experiencing financial difficulties during fiscal 2024.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2024 and 2023 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2024	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$125,883	$76	$(15,481)	$110,478	$125,883
U.S. government sponsored enterprise CMO(2)	3,713	—	(253)	3,460	3,713
U.S. SBA securities(3)	455	—	—	455	455
Total investment securities - held to maturity	130,051	76	(15,734)	114,393	130,051

Available for sale
U.S. government agency MBS(1)	1,222	—	(14)	1,208	1,208
U.S. government sponsored enterprise MBS(1)	548	5	—	553	553
Private issue CMO(2)	91	—	(3)	88	88
Total investment securities - available for sale	1,861	5	(17)	1,849	1,849
Total investment securities	$131,912	$81	$(15,751)	$116,242	$131,900

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized mortgage obligations (“CMO”).
(3)	Small Business Administration ("SBA").

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2023	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$149,803	$—	$(18,459)	$131,344	$149,803
U.S. government sponsored enterprise CMO	3,883	—	(336)	3,547	3,883
U.S. SBA securities	651	—	(1)	650	651
Total investment securities - held to maturity	154,337	—	(18,796)	135,541	154,337

Available for sale
U.S. government agency MBS	1,417	—	(47)	1,370	1,370
U.S. government sponsored enterprise MBS	697	—	(14)	683	683
Private issue CMO	103	—	(1)	102	102
Total investment securities - available for sale	2,217	—	(62)	2,155	2,155
Total investment securities	$156,554	$—	$(18,858)	$137,696	$156,492

In fiscal 2024 and 2023, the Corporation received principal payments from its investment securities of $24.1 million and $30.7 million, respectively and did not sell any investment securities. The Corporation did not purchase any investment securities in fiscal 2024 and 2023.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of June 30, 2024 and 2023, the Corporation held investments with an unrealized loss position of $15.8 million and $18.9 million, respectively.

As of June 30, 2024	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$105,530	$15,481	$105,530	$15,481
U.S. government sponsored enterprise CMO	—	—	3,460	253	3,460	253
U.S. SBA securities	455	$—	—	—	455	—
Total investment securities - held to maturity	455	—	108,990	15,734	109,445	15,734

Available for sale
U.S government agency MBS	91	—	1,117	14	1,208	14
U.S. government sponsored enterprise MBS	—	—	8	—	8	—
Private issue CMO	—	—	88	3	88	3
Total investment securities - available for sale	91	—	1,213	17	1,304	17
Total investment securities	$546	$—	$110,203	$15,751	$110,749	$15,751

As of June 30, 2023	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$10,839	$253	$120,506	$18,206	$131,345	$18,459
U.S. government sponsored enterprise CMO	—	—	3,547	336	3,547	336
U.S. SBA securities	650	1	—	—	650	1
Total investment securities - held to maturity	11,489	254	124,053	18,542	135,542	18,796

Available for sale
U.S government agency MBS	696	20	673	27	1,369	47
U.S. government sponsored enterprise MBS	87	2	558	12	645	14
Private issue CMO	—	—	102	1	102	1
Total investment securities - available for sale	783	22	1,333	40	2,116	62
Total investment securities	$12,272	$276	$125,386	$18,582	$137,658	$18,858

The Corporation evaluates individual investment securities quarterly for impairment based on ASC 326 since the adoption on July 1, 2023. At June 30, 2024, all of the $15.8 million of unrealized holding losses were in a loss position for 12 months or more, while at June 30, 2023, $18.6 million of the $18.9 million of unrealized holding losses were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities,

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

which are predominately U.S. government sponsored enterprise (GSE) securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity or available for sale and as such, records the investment security at amortized cost or fair market value as prescribed by GAAP. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment security before the recovery of its amortized costs basis. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized costs is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized costs. There were no ACL or impairment on investment securities held to maturity and there was no impairment on investment securities available for sale at the adoption date of ASC 326 on July 1, 2023 and at June 30, 2024.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $261.3 million as of June 30, 2024 at the FHLB of San Francisco. In addition, the Bank has secured an estimated $208.6 million discount window facility at the FRB of San Francisco collateralized by investment securities totaling $126.6 million and loans held for investment totaling $178.6 million as of June 30, 2024. As of June 30, 2024, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of June 30, 2024. The total available borrowing capacity across all sources totaled approximately $519.9 million at June 30, 2024.

At June 30, 2023, the Bank had a remaining borrowing capacity of $287.9 million at the FHLB of San Francisco. In addition, the Bank had secured an estimated $139.0 million discount window facility at the FRB of San Francisco collateralized by investment securities totaling $150.3 million at June 30, 2023. As of June 30, 2023, the Bank also had an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or the correspondent bank facility as of June 30, 2023. The total available borrowing capacity across all sources totaled approximately $476.9 million at June 30, 2023.

At June 30, 2024 and 2023, the Corporation did not hold any investment securities held to maturity or investment securities available for sale with the intent to sell and determined it had the ability to hold these investment securities until maturity. It also determined that it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded on investment securities available for sale for fiscal years ended June 30, 2024 and 2023. In addition, no allowance for credit losses were recorded on investment securities held to maturity for the fiscal years ended June 30, 2024 and 2023.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Contractual maturities of investment securities as of June 30, 2024 and 2023 were as follows:

	June 30, 2024		June 30, 2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$349	$343	$303	$300
Due after one through five years	4,328	4,167	7,686	7,365
Due after five through ten years	49,331	44,830	61,043	54,686
Due after ten years	76,043	65,053	85,305	73,190
Total investment securities - held to maturity	130,051	114,393	154,337	135,541

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,055	1,053	590	580
Due after ten years	806	796	1,627	1,575
Total investment securities - available for sale	1,861	1,849	2,217	2,155
Total investment securities	$131,912	$116,242	$156,554	$137,696

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2024 and 2023:

(In Thousands)	June 30, 2024	June 30, 2023
Mortgage loans:
Single-family	$518,091	$518,821
Multi-family	445,182	461,113
Commercial real estate	83,349	90,558
Construction	2,692	1,936
Other	95	106
Commercial business loans	1,372	1,565
Consumer loans	65	65
Total loans held for investment, gross	1,050,846	1,074,164

Advance payments of escrows	102	148
Deferred loan costs, net	9,096	9,263
ACL on loans	(7,065)	(5,946)
Total loans held for investment, net	$1,052,979	$1,077,629

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table sets forth information at June 30, 2024 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised 10% and 11% of loans held for investment at June 30, 2024 and 2023, respectively. Adjustable rate loans having no stated repricing date that reprice when the index to which they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year, subject to periodic and maximum rate caps. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$54,686	$30,234	$104,979	$219,436	$108,756	$518,091
Multi-family	180,464	144,227	115,785	4,612	94	445,182
Commercial real estate	33,863	24,241	24,018	—	1,227	83,349
Construction	2,692	—	—	—	—	2,692
Other	—	—	—	—	95	95
Commercial business loans	1,372	—	—	—	—	1,372
Consumer loans	65	—	—	—	—	65
Total loans held for investment, gross	$273,142	$198,702	$244,782	$224,048	$110,172	$1,050,846

The following tables present the Corporation’s commercial real estate loans by property type and LTV as of June 30, 2024 and 2023:

	Owner	Non-Owner		% of Total	Weighted
June 30, 2024	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars In Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$6,690	$20,084	$26,774	32%	43%
Mixed use (2)	293	15,797	16,090	19	35%
Retail	—	12,501	12,501	15	30%
Warehouse	2,076	9,848	11,924	14	31%
Medical/dental office	2,439	4,645	7,084	9	44%
Mobile home park	—	6,909	6,909	8	38%
Restaurant/fast food	690	500	1,190	2	46%
Automotive - non gasoline	—	578	578	1	26%
Live/work	—	299	299	—	13%
Total commercial real estate	$12,188	$71,161	$83,349	100%	37%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.9 million in Office/Retail, $4.7 million in Multi-family/Retail, $3.0 million in Other Mixed Use, $754,000 in Multi-family/Commercial and $685,000 in Multi-family/Office.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Owner	Non-Owner		% of Total	Weighted
June 30, 2023	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars In Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$9,283	$23,915	$33,198	37%	44%
Mixed use (2)	306	17,614	17,920	20	36%
Retail	—	12,991	12,991	14	32%
Warehouse	2,133	8,511	10,644	12	31%
Mobile home park	—	7,057	7,057	8	39%
Medical/dental office	1,117	5,524	6,641	7	50%
Restaurant/fast food	—	1,014	1,014	1	24%
Automotive - non gasoline	—	485	485	1	19%
Live/work	—	337	337	—	15%
Light industrial/manufacturing	—	271	271	—	8%
Total commercial real estate	$12,839	$77,719	$90,558	100%	38%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $8.2 million in Office/Retail, $5.6 million in Multi-family/Retail, $3.4 million in Other Mixed Use and $700,000 in Multi-family/Office.

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of June 30, 2024 and 2023:

	Inland		Southern		Other
June 30, 2024	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$1,540	23%	$4,959	74%	$191	3%	$6,690	100%
Mixed use	—	—%	—	—%	293	100%	293	100%
Warehouse	—	—%	1,689	81%	387	19%	2,076	100%
Medical/dental office	276	11%	1,791	74%	372	15%	2,439	100%
Restaurant/fast food	—	—%	690	100%	—	—%	690	100%
Total owner occupied	1,816	15%	9,129	75%	1,243	10%	12,188	100%

Non-owner occupied:
Office	2,951	15%	13,837	69%	3,296	16%	20,084	100%
Mixed use	505	3%	6,243	40%	9,049	57%	15,797	100%
Retail	1,050	8%	6,996	56%	4,455	36%	12,501	100%
Warehouse	605	6%	4,774	49%	4,469	45%	9,848	100%
Mobile home park	4,859	70%	358	5%	1,692	25%	6,909	100%
Medical/dental office	1,797	39%	2,159	46%	689	15%	4,645	100%
Automotive - non gasoline	—	—%	578	100%	—	—%	578	100%
Restaurant/fast food	—	—%	500	100%	—	—%	500	100%
Live/work	—	—%	—	—%	299	100%	299	100%
Total non-owner occupied	11,767	16%	35,445	50%	23,949	34%	71,161	100%

Total commercial real estate	$13,583	16%	$44,574	54%	$25,192	30%	$83,349	100%

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Inland		Southern		Other
June 30, 2023	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$2,649	29%	$6,436	69%	$198	2%	$9,283	100%
Mixed use	—	—%	—	—%	306	100%	306	100%
Warehouse	—	—%	1,733	81%	400	19%	2,133	100%
Medical/dental office	281	25%	453	41%	383	34%	1,117	100%
Total owner occupied	2,930	23%	8,622	67%	1,287	10%	12,839	100%

Non-owner occupied:
Office	4,420	18%	14,767	62%	4,728	20%	23,915	100%
Mixed use	660	4%	7,292	41%	9,662	55%	17,614	100%
Retail	1,076	8%	7,353	57%	4,562	35%	12,991	100%
Warehouse	623	7%	5,690	67%	2,198	26%	8,511	100%
Mobile home park	4,967	70%	364	5%	1,726	25%	7,057	100%
Medical/dental office	1,910	35%	3,325	60%	289	5%	5,524	100%
Restaurant/fast food	—	—%	1,014	100%	—	—%	1,014	100%
Automotive - non gasoline	—	—%	485	100%	—	—%	485	100%
Live/work	—	—%	—	—%	337	100%	337	100%
Light industrial/ manufacturing	—	—%	271	100%	—	—%	271	100%
Total non-owner occupied	13,656	18%	40,561	52%	23,502	30%	77,719	100%

Total commercial real estate	$16,586	18%	$49,183	54%	$24,789	28%	$90,558	100%

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

The Corporation categorizes all loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass – A pass loan ranges from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Corporation is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the Corporation is not warranted.

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of June 30, 2024:

June 30, 2024	Term Loans by Year of Origination						Revolving
(In Thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$19,476	$60,688	$205,817	$149,084	$19,606	$59,702	$14	$514,387
Special Mention	-	-	-	-	-	1,111	-	1,111
Substandard	-	-	-	-	-	2,593	-	2,593
Total single-family	19,476	60,688	205,817	149,084	19,606	63,406	14	518,091
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	10,374	28,892	75,876	86,916	60,938	180,119	-	443,115
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	478	-	1,589	-	2,067
Total multi-family	10,374	28,892	75,876	87,394	60,938	181,708	-	445,182
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	1,480	228	984	-	-	-	-	2,692
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	1,480	228	984	-	-	-	-	2,692
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	95	-	-	95
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	95	-	-	95
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	133	-	-	-	1,239	1,372
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	133	-	-	-	1,239	1,372
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	23	-	-	-	-	-	-	23
Pass	-	-	-	-	-	-	42	42
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	23	-	-	-	-	-	42	65
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$35,227	$103,571	$306,108	$240,496	$86,089	$278,060	$1,295	$1,050,846
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2023:

June 30, 2023	Term Loans by Year of Origination						Revolving
(In Thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$51,378	$216,989	$157,015	$20,741	$11,793	$59,451	$32	$517,399
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	251	-	1,171	-	1,422
Total single-family	51,378	216,989	157,015	20,992	11,793	60,622	32	518,821
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	17,429	77,956	90,926	65,127	59,709	149,456	-	460,603
Special Mention	-	-	510	-	-	-	-	510
Substandard	-	-	-	-	-	-	-	-
Total multi-family	17,429	77,956	91,436	65,127	59,709	149,456	-	461,113
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	8,586	23,815	5,527	6,525	9,981	35,577	-	90,011
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	547	-	547
Total commercial real estate	8,586	23,815	5,527	6,525	9,981	36,124	-	90,558
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	94	726	1,116	-	-	-	-	1,936
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	94	726	1,116	-	-	-	-	1,936
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	106	-	-	-	106
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	106	-	-	-	106
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	171	-	-	-	-	1,394	1,565
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	171	-	-	-	-	1,394	1,565
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	15	-	-	-	-	-	-	15
Pass	-	-	-	-	-	-	50	50
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	15	-	-	-	-	-	50	65
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$77,502	$319,657	$255,094	$92,750	$81,483	$246,202	$1,476	$1,074,164
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

As required by ASC 326, on July 1, 2023 the Corporation implemented CECL and recognized a $1.2 million one-time increase to its ACL. Under ASC 326, the ACL is a valuation account that is deducted from the related loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for (recovery of) credit losses. Management calculates the quantitative portion of the collectively evaluated allowance for all loan categories using an average charge-off or loss rate methodology and generally evaluates collectively evaluated loans by Call Report code in order to group and determine portfolio loan segments with similar risk characteristics. The Corporation primarily utilizes historical loss rates for the CECL calculation based on its own specific historical losses and/or with peer loss history where applicable.

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of CECL on July 1, 2023, and as of June 30, 2024, relied upon reasonable and supportable 12-month forecasts of the National Unemployment Rate and change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward look component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts, including the quarterly Federal Open Market Committee forecast, and the widespread familiarity of these economic metrics.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of allowance on collectively evaluated loans. As current and expected conditions may vary compared with conditions over the historical lookback period, which is utilized in the calculation of the quantitative allowance, management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted, given the consideration of a variety of qualitative factors. The following qualitative factors (“Q-factors”) considered by management reflect the regulatory guidance on the Q-factors:

●	Changes in the experience, ability, and depth of lending management and other relevant staff.
●	Changes in the value of underlying collateral for collateral-dependent loans.
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
●	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio.
●	Changes in the volume and severity of past due loans, the volume of non-performing loans, and the volume and severity of adversely classified or graded loans.
●	Changes in the quality of the Corporation’s loan review system.
●	Changes in the nature, volume and terms of loans in the portfolio.
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

The qualitative portion of the Corporation’s allowance on collectively evaluated loans are calculated using management judgment, to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative allowance is also contingent upon the relative weighting of the Q-factors according to management’s judgment.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Loans that do not share similar risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable or the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date, less selling costs.

Accrued interest receivable for loans is included in accrued interest receivable in the  Consolidated Statements of Financial Condition. The Corporation elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on non-performing status. A loan is deemed non-performing when it is 90 days or more delinquent. The Corporation believes this policy results in the timely reversal of potentially uncollectible interest.

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of modifications noted above. During the fiscal year ended June 30, 2024, there were no loan modifications to borrowers experiencing financial difficulties.

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans. For loans that were previously modified from their original terms, were re-underwritten and identified as modified loans, the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent. The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the ACL. For modified loans that are less than 90 days delinquent, the ACL is segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their modification period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method. For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is derived based on the loan's discounted cash flow fair value (for modified loans) or collateral fair value less estimated selling costs and if the fair value is higher than the loan balance, no allowance is required. A non-performing loan can be restored to accrual status when a borrower is current in payments for six consecutive months.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the years indicated.

	Year Ended June 30, 2024
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total
ACL:
ACL, beginning of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946
Adjustment to ACL for adoption of ASC 326	4,605	(2,614)	(786)	47	3	(54)	(4)	1,197
(Recovery of) provision for credit losses	(30)	(61)	(16)	35	(4)	(2)	—	(78)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065

ACL:
Individually evaluated for allowances	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for allowances	6,258	595	66	97	1	11	—	7,028
ACL, end of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065

Loans held for investment:
Individually evaluated for allowances	$1,134	$—	$—	$—	$—	$—	$—	$1,134
Collectively evaluated for allowances	516,957	445,182	83,349	2,692	95	1,372	65	1,049,712
Total loans held for investment, gross	$518,091	$445,182	$83,349	$2,692	$95	$1,372	$65	$1,050,846
ACL on loans as a percentage of gross loans held for investment	1.22%	0.13%	0.08%	3.60%	1.05%	0.80%	—%	0.67%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Year Ended June 30, 2023
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total
ACL:
ACL, beginning of period	$1,383	$3,282	$816	$23	$3	$52	$5	$5,564
Provision for (recovery of) credit losses	329	(12)	52	(8)	(1)	15	(1)	374
Recoveries	8	—	—	—	—	—	—	8
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946

ACL:
Individually evaluated for allowances	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for allowances	1,683	3,270	868	15	2	67	4	5,909
ACL, end of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946

Loans held for investment:
Individually evaluated for allowances	$996	$—	$—	$—	$—	$—	$—	$996
Collectively evaluated for allowances	517,825	461,113	90,558	1,936	106	1,565	65	1,073,168
Total loans held for investment, gross	$518,821	$461,113	$90,558	$1,936	$106	$1,565	$65	$1,074,164
ACL on loans as a percentage of gross loans held for investment	0.33%	0.71%	0.96%	0.77%	1.89%	4.28%	6.15%	0.55%
Net (recoveries) charge-offs to average loans receivable, net during the period	(0.00)%	—%	—%	—%	—%	—%	—%	(0.00)%

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following summarizes the components of the net change in the allowance for credit losses for the years indicated:

	Year Ended June 30,
(In Thousands)	2024	2023

Balance, beginning of year	$5,946	$5,564
Adjustment to ACL for adoption of ASC 326	1,197	—
(Recovery of) provision for credit losses	(78)	374
Recoveries	—	8
Charge-offs	—	—
Balance, end of year	$7,065	$5,946

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-performing status when it becomes 90 days past due as to principal or interest or after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current, the borrower(s) has demonstrated sustained payment performance and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance have been (a) collectively evaluated using a pooling method analysis or (b) individually evaluated using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell, to establish realizable value. This analysis may identify a specific allowance amount needed or may conclude that no allowance is needed.

	At or For the Year Ended June 30, 2024
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$2,267	$—	$2,267	$(73)	$2,194	$1,627	$96
Without a related allowance(2)	427	(25)	402	—	402	444	23
Total single-family loans	2,694	(25)	2,669	(73)	2,596	2,071	119

Total non-performing loans	$2,694	$(25)	$2,669	$(73)	$2,596	$2,071	$119

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At or For the Year Ended June 30, 2023
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$1,171	$—	$1,171	$(122)	$1,049	$996	$42
Without a related allowance(2)	276	(25)	251	—	251	112	—
Total single-family loans	1,447	(25)	1,422	(122)	1,300	1,108	42

Total non-performing loans	$1,447	$(25)	$1,422	$(122)	$1,300	$1,108	$42

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

At June 30, 2024 and 2023, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

During the fiscal years ended June 30, 2024 and 2023, the Corporation’s average investment in non-performing loans was $2.1 million and $1.1 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the fiscal year ended June 30, 2024, the Corporation received $119,000 in interest payments from non-performing loans, all of which was recognized as interest income and none was applied to reduce the loan balances under the cost recovery method. In comparison, for the fiscal year ended June 30, 2023, the Bank received $49,000 in interest payments from non-performing loans, of which $42,000 was recognized as interest income. The remaining $7,000 was applied to reduce the loan balances under the cost recovery method.

As outlined in the implementation of ASC 326, the Bank includes the off-balance sheet reserve for unfunded loan commitments within the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the fiscal years ended June 30, 2024 and 2023.

	Year Ended
	June 30,
(In Thousands)	2024	2023
Balance, beginning of the year	$42	$130
Impact of ASC 326 CECL adoption	—	—
Provision for (recovery of) credit losses	15	(88)
Balance, end of the year	$57	$42

The method for calculating the unfunded commitment reserve is based on a historical funding rate applied to the undisbursed loan amount to estimate an average outstanding amount during the life of the loan commitment. The Corporation applies the same assumptions and methodologies by loan groupings to these unfunded loan commitments as it does for its funded loans held for investment to determine the reserve rate and the allowance. Assumptions are evaluated by management periodically as part of the CECL procedures. The unfunded loan commitment reserve is recorded in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition.

The following tables provide information on the past due status of the Corporation’s loans held for investment, gross, at the dates indicated.

	June 30, 2024
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$515,498	$—	$2,593	$518,091
Multi-family	445,182	—	—	445,182
Commercial real estate	83,349	—	—	83,349
Construction	2,692	—	—	2,692
Other	95	—	—	95
Commercial business loans	1,372	—	—	1,372
Consumer loans	64	1	—	65
Total loans held for investment, gross	$1,048,252	$1	$2,593	$1,050,846

(1)	All loans 90 days or greater past due are placed on non-accrual status.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	June 30, 2023
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$517,399	$—	$1,422	$518,821
Multi-family	461,113	—	—	461,113
Commercial real estate	90,558	—	—	90,558
Construction	1,936	—	—	1,936
Other	106	—	—	106
Commercial business loans	1,565	—	—	1,565
Consumer loans	64	1	—	65
Total loans held for investment, gross	$1,072,741	$1	$1,422	$1,074,164

(1)	All loans 90 days or greater past due are placed on non-accrual status.

In the ordinary course of business, the Bank may offer loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. During fiscal 2024 and 2023, there were no related-party loan activities and as of June 30, 2024 and 2023, there were no outstanding related-party loans.

Note 4: Leases

The Corporation accounts for its leases in accordance with ASC 842, which was implemented on July 1, 2019, and requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation’s leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Consolidated Statements of Financial Condition. At June 30, 2024, all the Corporation’s leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less (“short-term leases”).

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

For the fiscal years ended June 30, 2024 and 2023, expenses associated with the Corporation’s leases totaled $927,000 and $882,000, respectively, and were recorded in premises and occupancy expenses and equipment expenses in the Consolidated Statements of Operations.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents supplemental information related to operating leases at the date and for the years indicated:

	As of June 30,
(In Thousands)	2024	2023
Consolidated Statements of Condition:
Premises and equipment - Operating lease right of use assets	$1,356	$2,147
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,407	$2,169

	Year Ended June 30,
	2024	2023
Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$789	$787
Equipment expenses from operating leases(1)	138	95
Total lease expense	$927	$882

Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$884	$879

(1)	Includes immaterial variable lease costs.

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of June 30, 2024:

Amount(1)
Year Ending June 30,	(In Thousands)
2025	$678
2026	387
2027	192
2028	156
2029	74
Thereafter	—
Total contract lease payments	$1,487

Total liability to make lease payments	$1,407
Difference in undiscounted and discounted future lease payments	$80
Weighted average discount rate	3.34%
Weighted average remaining lease term (years)	3.0

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 5: Premises and Equipment

Premises and equipment at June 30, 2024 and 2023 consisted of the following:

	June 30,
(In Thousands)	2024	2023
Land	$2,853	$2,853
Buildings	10,136	10,311
Leasehold improvements	4,065	3,135
Furniture and equipment	5,458	5,226
Automobiles	149	176
Operating lease – right of use assets (1)	1,356	2,147
	24,017	23,848
Less accumulated depreciation and amortization	(14,704)	(14,617)
Total premises and equipment, net	$9,313	$9,231

(1)	Net of accumulated amortization.

Depreciation and amortization expense for the fiscal years ended June 30, 2024 and 2023 amounted to $1.6 million and $1.4 million, respectively.

Note 6: Deposits

Deposits at June 30, 2024 and 2023 consisted of the following:

	June 30, 2024		June 30, 2023
(Dollars in Thousands)	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – noninterest-bearing	—	$95,627	—	$103,006
Checking deposits – interest-bearing(1)	0.00% - 0.20%	254,624	0.00% - 0.20%	302,872
Savings deposits(1)	0.00% - 4.64%	238,878	0.00% - 0.70%	290,204
Money market deposits(1)	0.00% - 4.64%	25,324	0.00% - 2.00%	33,551
Time deposits:
$250 and under(1)(2)	0.00% - 5.35%	226,110	0.00% - 5.25%	192,147
Over $250	0.10% - 5.12%	47,785	0.10% - 5.35%	28,791
Total deposits(3)		$888,348		$950,571
Weighted average interest rate on deposits		1.29%		0.73%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.
(2)	Includes brokered certificates of deposit of $131.8 million and $106.4 million at June 30, 2024 and 2023, respectively.
(3)	Includes uninsured deposits of approximately $122.7 million and $140.1 million at June 30, 2024 and 2023, respectively.

The aggregate annual maturities of time deposits at June 30, 2024 and 2023 were as follows:

	June 30,
(In Thousands)	2024	2023
One year or less	$245,713	$166,501
Over one to two years	19,604	37,062
Over two to three years	3,779	9,922
Over three to four years	1,896	3,069
Over four to five years	1,649	2,578
Over five years	1,254	1,806
Total time deposits	$273,895	$220,938

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Interest expense on deposits for the years indicated is summarized as follows:

	Year Ended June 30,
(In Thousands)	2024	2023
Checking deposits – interest-bearing	$118	$140
Savings deposits	313	168
Money market deposits	172	87
Time deposits	9,063	2,751
Total interest expense on deposits	$9,666	$3,146

At June 30, 2024, the Bank had related party deposits of approximately $6.3 million, compared to $8.1 million at June 30, 2023. At June 30, 2024 and 2023, deposits with negative balances (i.e. overdrafts) that were reclassified to loans held for investment totaled $24,000 and $15,000, respectively. The Bank is required to maintain reserve balances with the Federal Reserve Bank of San Francisco. Effective March 26, 2020, the FRB lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent so there was no required reserve balance at June 30, 2024 and 2023.

Note 7: Borrowings

As of June 30, 2024, the Bank’s FHLB – San Francisco maximum borrowing capacity was approximately $516.0 million, which is limited to 40% of total assets reported on the Bank’s quarterly Call Report. This borrowing capacity was collateralized by pledges of certain real estate loans with an aggregate loan balance of $774.1 million and investment securities of $3.9 million. As of June 30, 2024, the Bank’s borrowings from the FHLB – San Francisco were $238.5 million, with varying maturity dates through the year 2028. In addition, the Bank utilizes its borrowing facility for letters of credit and for the Mortgage Partnership Finance (“MPF”) program credit enhancement. The outstanding letters of credit was $16.0 million and the outstanding MPF credit enhancement was $216,000 at June 30, 2024. As of June 30, 2024, the remaining borrowing capacity with the FHLB – San Francisco was $261.3 million.

As of June 30, 2023, the Bank’s FHLB – San Francisco maximum borrowing capacity was approximately $534.1 million, which is limited to 40% of total assets reported on the Bank’s quarterly Call Report. This borrowing capacity was collateralized by pledges of certain real estate loans with an aggregate loan balance of $967.6 million and investment securities of $4.2 million. As of June 30, 2023, the Bank’s borrowings from the FHLB – San Francisco were $235.0 million, with varying maturity dates through the year 2028. In addition, the Bank utilizes its borrowing facility for letters of credit and for the MPF program credit enhancement. The outstanding letters of credit were $11.0 million and the outstanding MPF credit enhancement was $216,000 at June 30, 2023. As of June 30, 2023, the remaining borrowing capacity with FHLB – San Francisco was $287.9 million.

In addition, as of June 30, 2024 and 2023, the Bank had $208.6 million and $139.0 million of borrowing capacity available from the discount window facility at the FRB of San Francisco, respectively, collateralized by investment securities and loans held for investment at June 30, 2024 and collateralized by investment securities only at June 30, 2023. As of June 30, 2024 and 2023, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million at both dates. The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity on June 30, 2025. As of both June 30, 2024 and 2023, there were no outstanding borrowings under the discount window facility or the federal funds facility.

Borrowings at June 30, 2024 and 2023 consisted of the following:

	June 30,
(In Thousands)	2024	2023

FHLB - San Francisco advances	$238,500	$235,009

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock. At June 30, 2024 and 2023, the Bank held a stock investment of $9.6 million and $9.5 million, respectively, with no excess capital stock.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

During fiscal 2024 and 2023, the Bank purchased $63,000 and $1.3 million of FHLB - San Francisco capital stock, respectively. In fiscal 2024 and 2023, the FHLB – San Francisco distributed $793,000 and $556,000 of cash dividends, respectively, to the Bank.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2024	2023

Balance outstanding at the end of year:
FHLB - San Francisco advances	$238,500	$235,009

Weighted average rate at the end of year:
FHLB - San Francisco advances	4.88%	4.34%

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$242,500	$235,009

Average short-term borrowings during the year with respect to:(1)
FHLB - San Francisco advances	$127,506	$113,688

Weighted average short-term borrowing rate during the year with respect to:(1)
FHLB - San Francisco advances	4.70%	3.87%

(1)	Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2024 and 2023 were as follows:

	June 30,
(Dollars in Thousands)	2024	2023
Within one year	$145,500	$150,009
Over one to two years	68,000	70,000
Over two to three years	10,000	10,000
Over three to four years	5,000	—
Over four to five years	10,000	5,000
Over five years	—	—
Total borrowings	$238,500	$235,009
Weighted average interest rate	4.88%	4.34%

Note 8: Income Taxes

ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there were no unrecognized tax benefits to be reported in the Corporation’s consolidated financial statements for the fiscal years ended June 30, 2024 and 2023.

Under generally accepted accounting principles, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The provision for income taxes for the years indicated consisted of the following:

	Year Ended June 30,
(In Thousands)	2024	2023

Current:
Federal	$2,161	$1,638
State	1,278	955
	3,439	2,593
Deferred:
Federal	(238)	783
State	(165)	448
	(403)	1,231
Provision for income taxes	$3,036	$3,824

The Corporation’s tax expense from non-qualified stock-based compensation recognized in the Consolidated Statements of Operations in connection with the adoption of ASU 2016-09 for fiscal 2024 and 2023 was $0 and $186,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the years indicated:

	Year Ended June 30,
	2024		2023
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$2,181	21.00%	$2,607	21.00%
State income tax, net of federal income tax benefit	880	8.48%	1,107	8.92%
Changes in taxes resulting from:
Bank-owned life insurance	(39)	(0.38)%	(39)	(0.31)%
Non-deductible expenses	12	0.12%	11	0.09%
Shortfall on stock-based compensation	—	—%	132	1.06%
Return to provision adjustment	(1)	(0.01)%	4	0.03%
Other	3	0.02%	2	0.01%
Effective income tax	$3,036	29.23%	$3,824	30.80%

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Deferred tax assets at June 30, 2024 and 2023 by jurisdiction were as follows:

	June 30,
(In Thousands)	2024	2023

Deferred taxes - federal	$404	$179
Deferred taxes - state	202	39
Total net deferred tax assets	$606	$218

Net deferred tax assets at June 30, 2024 and 2023 were comprised of the following:

	June 30,
(In Thousands)	2024	2023

Loss reserves	$2,387	$2,032
Non-accrued interest	175	188
Deferred compensation	2,388	2,339
Accrued vacation	187	194
Depreciation	174	155
State tax	203	199
Unrealized loss on investment securities	4	19
Lease liability	448	691
Other	208	288
Total deferred tax assets	6,174	6,105

FHLB - San Francisco stock dividends	(645)	(645)
Prepaid expenses	(39)	(45)
Unrealized gain on interest-only strips	(3)	(3)
Right-of-use asset	(432)	(684)
Deferred loan costs, net	(4,449)	(4,510)
Total deferred tax liabilities	(5,568)	(5,887)
Net deferred tax assets	$606	$218

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more-likely-than-not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the actual earnings and the estimates of future profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2024 and 2023, the Corporation had no federal and state net tax loss carryforwards. Based on management’s consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2024 and 2023 and management believes it is more likely than not the Corporation will realize its deferred tax asset.

Retained earnings at June 30, 2024 and 2023 include approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million has not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and California jurisdictions. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990. Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

fiscal 2009 and 2010. Fiscal years 2022 and thereafter remain subject to federal examination, while the California state tax returns for fiscal years 2021 and thereafter are subject to examination by state taxing authorities.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense. For the fiscal years ended June 30, 2024 and 2023, there were no tax penalties and no interest charges arising from federal or state taxes.

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

For a bank holding company such as the Corporation with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis. The FRB expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Corporation was subject to regulatory guidelines for bank holding companies at June 30, 2024, it would have exceeded all regulatory capital requirements.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of June 30, 2024(2)
Tier 1 leverage capital (to adjusted average assets)	$126,601	10.02%	$50,555	4.00%	$63,194	5.00%
CET1 capital (to risk-weighted assets)	$126,601	19.29%	$45,934	7.00%	$42,653	6.50%
Tier 1 capital (to risk-weighted assets)	$126,601	19.29%	$55,777	8.50%	$52,496	8.00%
Total capital (to risk-weighted assets)	$133,723	20.38%	$68,900	10.50%	$65,620	10.00%

As of June 30, 2023
Tier 1 leverage capital (to adjusted average assets)	$125,979	9.59%	$52,521	4.00%	$65,651	5.00%
CET1 capital (to risk-weighted assets)	$125,979	18.50%	$47,674	7.00%	$44,269	6.50%
Tier 1 capital (to risk-weighted assets)	$125,979	18.50%	$57,890	8.50%	$54,485	8.00%
Total capital (to risk-weighted assets)	$131,967	19.38%	$71,511	10.50%	$68,106	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.
(2)	The Bank elected to recognize the full $824 thousand adjustment to retained earnings resulting from the adoption of CECL on July 1, 2023 instead of over the permitted three-year phase-in option.

At June 30, 2024, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at June 30, 2024 under the regulations of the Office of the Comptroller of the Currency (“OCC”).

The ability of Provident Financial Holdings to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to Provident Financial Holdings. Provident Financial Holdings and the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Generally, savings institutions, such as the Bank, that are well-capitalized before and after the proposed distribution may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision or classified as troubled condition by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed the net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the FRB. The FRB or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the Qualified Thrift Lender test. In fiscal 2024 and 2023, the Bank declared and paid $7.0 million and $9.5 million of cash dividends to its parent, Provident Financial Holdings, respectively.

Note 10: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3% of a participants’ pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation’s

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

contributions occurring after six years of credited service. The Corporation’s expense for the plan was approximately $303,000 and $306,000 for the fiscal years ended June 30, 2024 and 2023, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer. In addition, the Corporation has a transition agreement and a post-retirement compensation agreement with the previous executive officer (currently the Chairman of the Board of Directors). At June 30, 2024 and 2023, the accrued liability of the post-retirement compensation agreements was $5.7 million at both dates; any costs (recoveries) are being accrued and expensed quarterly. In fiscal 2024, the increase in the discount rate and a lower life expectancy was offset by a higher current compensation. For fiscal 2024 and 2023, the accrued expense (recovery) for these liabilities was $85,000 and $(1.1 million), respectively. The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation. The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations. As of June 30, 2024 and 2023, the total outstanding cash surrender value of the BOLI was $8.6 million and $8.4 million, respectively. For fiscal 2024 and 2023, total BOLI non-taxable income, net of mortality cost, was $186,000 for both periods.

Employee Stock Ownership Plan

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2024 and 2023, there were 40,000 shares for each year that were purchased in the open market to fulfill the annual discretionary allocation. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the fiscal years ended June 30, 2024 and 2023 was $540,000 and $563,000, respectively. Available shares and cash contributions, if any, are allocated every calendar year end. The total ESOP allocation for calendar 2023 was 40,000 shares, as compared to 20,000 shares and $317,000 of cash contributions for calendar 2022.

Note 11: Incentive Plans

As of June 30, 2024, the Corporation had four share-based compensation plans: the 2022 Equity Incentive Plan (“2022 Plan”); the 2013 Equity Incentive Plan (“2013 Plan”); the 2010 Equity Incentive Plan (“2010 Plan”); and the 2006 Equity Incentive Plan (“2006 Plan”), collectively, the “Plans”. For the fiscal years ended June 30, 2024 and 2023, the compensation cost for the Plans was $240,000 and $1.2 million, respectively.

Equity Incentive Plans. The Corporation established the Plans, which were all approved by shareholders for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary. The 2022 Plan authorizes 175,000 stock options and 200,000 shares of restricted stock. The 2022 Plan also provides that no person may be granted more than 35,000 stock options or 30,000 shares of restricted stock in any one year. The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock. The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorized 586,250 stock options and 288,750 shares of restricted stock. The 2006 Plan authorized 365,000 stock options and 185,000 shares of restricted stock. As of June 30, 2024, equity awards may be granted only from the 2022 Plan, while no new equity awards can be granted from the 2013 Plan, 2010 Plan and 2006 Plan.

Equity Incentive Plans - Stock Options. Under the Plans, options may not be granted at a price less than the fair market value at the date of the grant. Options typically vest over a five-year or shorter period as long as the director, advisory

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

	Fiscal 2024	Fiscal 2023
Expected volatility	21.6% - 22.9%	20.3%
Weighted average volatility	22.5%	20.3%
Expected dividend yield	4.5%	3.9%
Expected term (in years)	7.4	7.3
Risk-free interest rate	4.3%	2.9%

As of June 30, 2024, there were 77,000 options available for future grants under the 2022 Plan. As of June 30, 2023, there were 175,000 options available for future grants under the 2022 Plan and 21,000 options available for future grants under the 2013 Plan.

The following tables summarize the stock option activity in the Plans during the fiscal years ended June 30, 2024 and 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)
Outstanding at June 30, 2022	431,000	$16.24
Granted	30,000	$14.52
Exercised	—	$—
Forfeited	(7,500)	$20.19
Expired	(19,000)	$16.47
Outstanding at June 30, 2023	434,500	$16.04	3.01	$—
Vested and expected to vest at June 30, 2023	425,700	$16.06	2.89	$—
Exercisable at June 30, 2023	390,500	$16.13	2.34	$—

Outstanding at June 30, 2023	434,500	$16.04
Granted	98,000	$12.44
Exercised	—	$—
Forfeited	(5,000)	$14.52
Expired	(47,500)	$15.71
Outstanding at June 30, 2024	480,000	$15.35	3.29	$—
Vested and expected to vest at June 30, 2024	475,950	$16.36	3.25	$—
Exercisable at June 30, 2024	355,000	$16.18	1.14	$—

As of June 30, 2024 and 2023, there was $231,000 and $72,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans. The expense is expected to be recognized over a weighted average period of 3.5 years and 2.9 years, respectively. The forfeiture rate during fiscal 2024 and 2023 was 15% and 20%, respectively, and was calculated by using the historical forfeiture experience of all fully vested stock option grants which is reviewed annually.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Equity Incentive Plans – Restricted Stock. Awarded shares typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation. Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends. The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

As of June 30, 2024, there were 69,000 shares available for future awards under the 2022 Plan. As of June 30, 2023, there were 200,000 shares available for future awards under the 2022 Plan and 18,250 shares available for future awards under the 2013 Plan.

The following table summarizes the restricted stock activity for the fiscal years ended June 30, 2024 and 2023:

		Weighted Average
		Award Date
Unvested Shares	Shares	Fair Value
Unvested at June 30, 2022	94,750	$18.57
Awarded	53,000	$12.95
Vested	(93,750)	$18.57
Forfeited	(3,000)	$14.82
Unvested at June 30, 2023	51,000	$12.95
Expected to vest at June 30, 2023	40,800	$12.95

Unvested at June 30, 2023	51,000	$12.95
Awarded	131,000	$11.08
Vested	(2,000)	$12.09
Forfeited	(3,350)	$12.95
Unvested at June 30, 2024	176,650	$11.57
Expected to vest at June 30, 2024	150,153	$11.57

As of June 30, 2024 and 2023, the unrecognized compensation expense was $1.8 million and $544,000, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity. This expense is expected to be recognized over a weighted average period of 3.5 years and 3.1 years, respectively. Similar to stock options, a forfeiture rate of 15% and 20% was applied to the restricted stock compensation expense calculations in fiscal 2024 and 2023, respectively. For the fiscal years ended June 30, 2024 and 2023, the fair value of shares vested and distributed was $24,000 and $1.1 million, respectively.

Note 12: Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Corporation.

As of June 30, 2024 and 2023, there were outstanding options to purchase 480,000 shares and 434,500 shares of the Corporation’s common stock, of which 382,000 shares and 434,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2024 and 2023, there were outstanding restricted stock awards of 176,650 shares and 51,000 shares, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides the basic and diluted EPS computations for the fiscal years ended June 30, 2024 and 2023, respectively:

	For the Year Ended June 30, 2024
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$7,351	6,942,918	$1.06
Effect of dilutive shares:
Stock options		76
Restricted stock		16,149
Diluted EPS	$7,351	6,959,143	$1.06

	For the Year Ended June 30, 2023
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$8,592	7,143,273	$1.20
Effect of dilutive shares:
Stock options		—
Restricted stock		48,412
Diluted EPS	$8,592	7,191,685	$1.19

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

The following is a schedule of the Corporation’s lease and operating commitments:

Amount
Year Ending June 30,	(In Thousands)

2025	$1,837
2026	1,139
2027	358
2028	156
2029	74
Thereafter	—
Total minimum payments required	$3,564

For the fiscal years ended June 30, 2024 and 2023, the lease and operating commitment expense was approximately $2.3 million and $1.9 million, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its business activities. Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading. In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered. As of June 30, 2024 and 2023, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $18,000 and $25,000, respectively. In addition, the Bank maintained a recourse liability of $8,000 at both June 30, 2024 and 2023 for loans sold to the FHLB – San Francisco under the MPF program.

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

Note 14: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of June 30, 2024 and 2023, the Corporation had commitments to extend credit on loans to be held for investment of $9.4 million and $2.4 million, respectively.

The following table provides information at the dates indicated regarding undisbursed funds to borrowers on existing lines of credit with the Corporation as well as commitments to originate loans to be held for investment at the dates indicated below:

	June 30,
Commitments	2024	2023
(In Thousands)
Undisbursed loan funds – Construction loans	$435	$2,032
Undisbursed lines of credit – Commercial business loans	2,936	607
Undisbursed lines of credit – Consumer loans	341	363
Commitments to extend credit on loans to be held for investment	9,387	2,394
Total	$13,099	$5,396

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of June 30, 2024:
Loans held for investment, at fair value	$1,047	$1,200	$(153)

As of June 30, 2023:
Loans held for investment, at fair value	$1,312	$1,483	$(171)

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities available for sale, loans held for investment at fair value, other equity investments and interest-only strips; while loans with individually evaluated allowances and mortgage servicing assets (“MSA”) are measured at fair value on a nonrecurring basis.

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS, private issue CMO and investment in equity securities. The Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement of MBS and investment in equity securities (Level 2) and broker price indications for similar securities in non-active markets for its fair value measurement of the private issue CMO (Level 3).

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

Loans with individually evaluated allowance that are recorded at fair value on a nonrecurring basis are loans which are inadequately protected by the current sound worth and paying capacity of the borrowers or of the collateral pledged. These loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. The fair value of a loan with an individually evaluated allowance is determined based on the discounted cash flow or current appraised value of the underlying collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the collateral. For commercial real estate loans with an individually evaluated allowance, the fair value is derived from the appraised value of its collateral. Loans with an individually evaluated allowance are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above (Level 3). This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the ACL. These adjustments to the estimated fair value of loans with an individually evaluated allowance may result in increases or decreases to the provision for (recovery of) credit losses recorded in current earnings.

The fair value of other equity investments is derived from quoted prices in active markets for the equivalent or similar investments (Level 2).

The Corporation uses the amortization method for its MSA, which amortizes the MSA in proportion to and over the period of estimated net servicing income and assesses the MSA for impairment based on fair value at each reporting date. The fair value of the MSA is derived using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted average coupon rates, estimated servicing costs and discount interest rates (Level 3).

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,208	$—	$1,208
U.S. government sponsored enterprise MBS	—	553	—	553
Private issue CMO	—	—	88	88
Investment securities - available for sale	—	1,761	88	1,849

Loans held for investment, at fair value	—	—	1,047	1,047
Other equity investments, fair value	—	540	—	540
Interest-only strips	—	—	8	8
Total assets	$—	$2,301	$1,143	$3,444

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,370	$—	$1,370
U.S. government sponsored enterprise MBS	—	683	—	683
Private issue CMO	—	—	102	102
Investment securities - available for sale	—	2,053	102	2,155

Loans held for investment, at fair value	—	—	1,312	1,312
Interest-only strips	—	—	9	9
Total assets	$—	$2,053	$1,423	$3,476

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables provide a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2023	$102	$1,312	$9	$1,423
Adjustment due to ASC 326 CECL adoption	—	28	—	28
Total gains or losses (realized/unrealized):
Included in earnings	—	(10)	—	(10)
Included in other comprehensive income (loss)	(1)	—	(1)	(2)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(13)	(283)	—	(296)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2024	$88	$1,047	$8	$1,143

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2022	$113	$1,396	$7	$1,516
Total gains or losses (realized/ unrealized):
Included in earnings	—	2	—	2
Included in other comprehensive income (loss)	3	—	2	5
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(14)	(86)	—	(100)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2023	$102	$1,312	$9	$1,423

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$—	$695	$695
Mortgage servicing assets	—	—	87	87
Total	$—	$—	$782	$782

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Fair Value Measurement at June 30, 2023 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$251	$1,049	$1,300
Mortgage servicing assets	—	—	90	90
Total	$—	$251	$1,139	$1,390

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2024:

					Impact to
	Fair Value				Valuation
	As of				from an
	June 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2024	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$88	Market comparable pricing	Comparability adjustment	(2.0%) - (6.5%) (2.9%)	Increase

Loans held for investment, at fair value	$1,047	Relative value analysis	Broker quotes	86.9% - 89.0% (88.2%) of par	Increase
			Credit risk factor	1.0% - 1.1% (1.0%)	Decrease

Loans with individually evaluated allowance	$695	Discounted cash flow	Default rate	5.0%	Decrease
			Discount rate	6.9%	Decrease

MSAs	$87	Discounted cash flow	Prepayment rate (CPR)	5.1% - 60.0% (9.6%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$8	Discounted cash flow	Prepayment rate (CPR)	7.3% - 12.3% (8.6%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: CMO offered quotes, prepayment rates and discount rates, among others. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the fiscal year ended June 30, 2024, there were no significant changes to the Corporation's valuation techniques and inputs that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2024 and 2023 were as follows:

	June 30, 2024
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,051,932	$973,453	$—	$—	$973,453
Investment securities - held to maturity	$130,051	$114,393	$—	$114,393	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,348	$888,527	$—	$888,527	$—
Borrowings	$238,500	$237,691	$—	$237,691	$—

	June 30, 2023
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,076,317	$970,277	$—	$—	$970,277
Investment securities - held to maturity	$154,337	$135,541	$—	$135,541	$—
FHLB – San Francisco stock	$9,505	$9,505	$—	$9,505	$—

Financial liabilities:
Deposits	$950,571	$949,116	$—	$949,116	$—
Borrowings	$235,009	$232,764	$—	$232,764	$—

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

FHLB – San Francisco stock is carried at cost/par value and represents its fair value. When redeemed, the Corporation will receive an amount equal to the par value of the stock.

Deposits: The fair value of time deposits is estimated using a discounted cash flow calculation. The discount rate is based upon observable inputs, including rates currently offered for deposits of similar remaining maturities. The fair value of transaction accounts (checking, money market and savings accounts) is equal to the carrying amounts payable on demand.

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

different estimate of fair value at the reporting date. For the fiscal year ended June 30, 2024, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30,
Type of Services	2024	2023
(In Thousands)
Loan servicing and other fees(1)	$337	$414
Deposit account fees	1,154	1,296
Card and processing fees	1,384	1,525
Other(2)	1,066	840
Total non-interest income	$3,941	$4,075

(1)	Not within the scope of ASC 606.
(2)	Includes income on BOLI of $186 thousand and $186 thousand, net loss on sale of loans of $66 thousand and net gain on sale of loans of $124 thousand and net unrealized gain on other equity investments of $540 thousand and $0 for the fiscal years ended June 30, 2024 and 2023, respectively, which are not within the scope of ASC 606.

For the fiscal years ended June 30, 2024 and 2023, substantially all the Corporation’s revenues within the scope of ASC 606 were for performance obligations satisfied at a specified date.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Note 17: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the Condensed Statements of Financial Condition for Provident Financial Holdings (Holding Company only) as of June 30, 2024 and 2023 and Condensed Statements of Operations and Cash Flows for the fiscal years ended June 30, 2024 and 2023.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2024	2023

Assets
Cash and cash equivalents	$3,385	$3,737
Investment in subsidiary	126,601	125,949
Other assets	64	67
	$130,050	$129,753

Liabilities and Stockholders’ Equity
Other liabilities	$109	$66
Stockholders’ equity	129,941	129,687
	$130,050	$129,753

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2024	2023

Dividend from the Bank	$7,000	$9,500
Interest and other income	2	3
Total income	7,002	9,503

General and administrative expenses	1,294	1,267
Earnings before income taxes and equity in undistributed earnings of the Bank	5,708	8,236

Income tax benefit	(382)	(373)
Earnings before equity in undistributed earnings of the Bank	6,090	8,609

Equity in undistributed earnings of the Bank	1,261	(17)
Net income	$7,351	$8,592

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2024	2023

Cash flow from operating activities:
Net income	$7,351	$8,592
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(1,261)	17
Decrease (increase) in other assets	3	(6)
Increase in other liabilities	43	29
Net cash provided by operating activities	6,136	8,632

Cash flow from financing activities:
Treasury stock purchases	(2,601)	(4,648)
Cash dividends	(3,887)	(3,998)
Net cash used for financing activities	(6,488)	(8,646)
Net decrease in cash during the year	(352)	(14)
Cash and cash equivalents at beginning of year	3,737	3,751
Cash and cash equivalents at end of year	$3,385	$3,737

Note 18: Subsequent Events

On July 25, 2024, the Corporation announced that the Provident Financial Holdings Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of Provident Financial Holdings common stock at the close of business on August 15, 2024 are entitled to receive the cash dividend, payable on September 5, 2024.

************