Form 10-Q
period 2024-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2024-11-07
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2024

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2024, there were 6,762,999 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and June 30, 2024	1
	Condensed Consolidated Statements of Operations for the Quarters Ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters Ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters Ended September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2024 and 2023	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	33
	Safe-Harbor Statement	34
	Critical Accounting Estimates	35
	Executive Summary and Operating Strategy	36
	Commitments and Derivative Financial Instruments	36
	Comparison of Financial Condition at September 30, 2024 and June 30, 2024	37
	Comparison of Operating Results for the Quarters Ended September 30, 2024 and 2023	38
	Asset Quality	44
	Loan Volume Activities	46
	Liquidity and Capital Resources	46
	Supplemental Information	49

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	49

ITEM 4 -	Controls and Procedures	53

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	53
ITEM 1A -	Risk Factors	54
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	54
ITEM 3 -	Defaults Upon Senior Securities	54
ITEM 4 -	Mine Safety Disclosures	54
ITEM 5 -	Other Information	54
ITEM 6 -	Exhibits	55

SIGNATURES		56

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share and Per Share Information

	September 30,	June 30,
	2024	2024
Assets
Cash and cash equivalents	$48,193	$51,376
Investment securities - held to maturity, at cost with no allowance for credit losses	124,268	130,051
Investment securities - available for sale, at fair value	1,809	1,849
Loans held for investment, net of allowance for credit losses of $6.3 million and $7.1 million, respectively; includes $1.1 million and $1.0 million of loans held at fair value, respectively; $774.1 million and $861.1 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $174.4 million and $178.6 million pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,048,633	1,052,979
Accrued interest receivable	4,287	4,287
FHLB - San Francisco stock and other equity investments, includes $565 and $540 of other equity investments at fair value, respectively	10,133	10,108
Premises and equipment, net	9,615	9,313
Prepaid expenses and other assets	10,442	12,237

Total assets	$1,257,380	$1,272,200

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$86,458	$95,627
Interest-bearing deposits	777,406	792,721
Total deposits	863,864	888,348

Borrowings	249,500	238,500
Accounts payable, accrued interest and other liabilities	14,410	15,411
Total liabilities	1,127,774	1,142,259

Commitments and Contingencies (Notes 6 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (40,000,000 and 40,000,000 shares authorized, 18,229,615 and 18,229,615 shares issued, and 6,769,247 and 6,847,821 outstanding, respectively)	183	183
Additional paid-in capital	98,711	98,532
Retained earnings	210,853	209,914
Treasury stock at cost (11,460,368 and 11,381,794 shares, respectively)	(180,155)	(178,685)
Accumulated other comprehensive income (loss), net of tax	14	(3)

Total stockholders’ equity	129,606	129,941

Total liabilities and stockholders’ equity	$1,257,380	$1,272,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended
	September 30,
	2024	2023
Interest income:
Loans receivable, net	$13,023	$12,176
Investment securities	482	524
FHLB - San Francisco stock and other equity investments	210	179
Interest-earning deposits	360	463
Total interest income	14,075	13,342

Interest expense:
Checking and money market deposits	53	57
Savings deposits	112	38
Time deposits	2,659	1,790
Borrowings	2,635	2,318
Total interest expense	5,459	4,203

Net interest income	8,616	9,139
(Recovery of) provision for credit losses	(697)	545
Net interest income, after (recovery of) provision for credit losses	9,313	8,594

Non-interest income:
Loan servicing and other fees	104	(21)
Deposit account fees	298	288
Card and processing fees	320	353
Other	177	131
Total non-interest income	899	751

Non-interest expense:
Salaries and employee benefits	4,633	4,114
Premises and occupancy	951	903
Equipment	343	287
Professional	426	472
Sales and marketing	173	168
Deposit insurance premium and regulatory assessments	183	197
Other	814	715
Total non-interest expense	7,523	6,856

Income before income taxes	2,689	2,489
Provision for income taxes	789	727
Net income	$1,900	$1,762

Basic earnings per share	$0.28	$0.25
Diluted earnings per share	$0.28	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended
	September 30,
	2024	2023
Net income	$1,900	$1,762

Change in unrealized holding income on securities available for sale and interest-only strips	24	10
Income tax expense	(7)	(3)
Other comprehensive income	17	7
Total comprehensive income	$1,917	$1,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended September 30, 2024 and 2023:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2024	6,847,821	$183	$98,532	$209,914	$(178,685)	$(3)	$129,941

Net income				1,900			1,900
Other comprehensive income						17	17
Purchase of treasury stock(1)	(102,399)				(1,464)		(1,464)
Distribution of restricted stock	23,825						—
Forfeiture of restricted stock			6		(6)		—
Amortization of restricted stock			155				155
Stock options expense			18				18
Cash dividends(2)				(961)			(961)

Balance at September 30, 2024	6,769,247	$183	$98,711	$210,853	$(180,155)	$14	$129,606

(1)	Includes 8,758 shares acquired upon vesting of restricted stock in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2024.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2023	7,043,170	$183	$99,505	$207,274	$(177,237)	$(38)	$129,687

Net income				1,762			1,762
Other comprehensive income						7	7
Purchase of treasury stock	(36,112)				(495)		(495)
Amortization of restricted stock			43				43
Stock options expense			6				6
Cash dividends(1)				(981)			(981)
Adoption of CECL standard				(824)			(824)
Balance at September 30, 2023	7,007,058	$183	$99,554	$207,231	$(177,732)	$(31)	$129,205

(1)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,900	$1,762
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	902	757
(Recovery of) provision for credit losses	(697)	545
Net unrealized gain on other equity investments	(25)	—
Stock-based compensation	173	49
Provision for deferred income taxes	626	96
(Decrease) increase in accounts payable, accrued interest and other liabilities	(1,009)	64
Decrease in prepaid expenses and other assets	689	91
Net cash provided by operating activities	2,559	3,364

Cash flows from investing activities:
Net decrease in loans held for investment	4,727	3,562
Principal payments from investment securities - held to maturity	5,673	6,608
Principal payments from investment securities - available for sale	66	75
Purchase of premises and equipment	(171)	(564)
Net cash provided by investing activities	10,295	9,681

Cash flows from financing activities:
Net decrease in deposits	(24,484)	(19,440)
Proceeds from long-term borrowings	44,000	25,000
Repayments of long-term borrowings	(5,000)	(10,000)
Repayments of short-term borrowings, net	(28,000)	(15,000)
Treasury stock purchases	(1,464)	(495)
Withholding taxes on stock-based compensation	(128)	—
Cash dividends	(961)	(981)
Net cash used for financing activities	(16,037)	(20,916)

Net decrease in cash and cash equivalents	(3,183)	(7,871)
Cash and cash equivalents at beginning of period	51,376	65,849
Cash and cash equivalents at end of period	$48,193	$57,978
Supplemental information:
Cash paid for interest	$5,608	$3,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2024

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2024 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Annual Form 10-K”). The results of operations for the quarter ended September 30, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2025.

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

As of September 30, 2024 and 2023, there were outstanding stock options to purchase 238,000 shares and 434,500 shares of the Corporation’s common stock, respectively. As of September 30, 2024 and 2023, there were 140,000 and 434,500 outstanding stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2024 and 2023, there were outstanding restricted stock awards of 152,200 shares and 51,000 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2024 and 2023, respectively.

	For the Quarter Ended
	September 30,
(In Thousands, Except Earnings Per Share)	2024	2023
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$1,900	$1,762

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	6,833	7,017

Less effect of dilutive shares:
Stock options	—	—
Restricted stock	30	10

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	6,863	7,027

Basic earnings per share	$0.28	$0.25
Diluted earnings per share	$0.28	$0.25

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2024 and June 30, 2024 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
September 30, 2024	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$120,128	$123	$(11,264)	$108,987	$120,128
U.S. government sponsored enterprise CMO(2)	3,700	—	(157)	3,543	3,700
U.S. SBA securities(3)	440	—	(1)	439	440
Total investment securities - held to maturity	124,268	123	(11,422)	112,969	124,268

Available for sale
U.S. government agency MBS(1)	1,183	4	(2)	1,185	1,185
U.S. government sponsored enterprise MBS(1)	526	13	—	539	539
Private issue CMO(2)	86	—	(1)	85	85
Total investment securities - available for sale	1,795	17	(3)	1,809	1,809
Total investment securities	$126,063	$140	$(11,425)	$114,778	$126,077

(1)Mortgage-Backed Securities (“MBS”).
(2)Collateralized Mortgage Obligations (“CMO”).
(3)Small Business Administration (“SBA”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2024	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$125,883	$76	$(15,481)	$110,478	$125,883
U.S. government sponsored enterprise CMO	3,713	—	(253)	3,460	3,713
U.S. SBA securities	455	—	—	455	455
Total investment securities - held to maturity	130,051	76	(15,734)	114,393	130,051

Available for sale
U.S. government agency MBS	1,222	—	(14)	1,208	1,208
U.S. government sponsored enterprise MBS	548	5	—	553	553
Private issue CMO	91	—	(3)	88	88
Total investment securities - available for sale	1,861	5	(17)	1,849	1,849
Total investment securities	$131,912	$81	$(15,751)	$116,242	$131,900

In the first quarter of fiscal 2025 and 2024, the Corporation received MBS principal payments of $5.7 million and $6.7 million, respectively, and there were no purchases or sales of investment securities during these periods.

The Corporation held investments with an unrealized loss position of $11.4 million at September 30, 2024 and $15.8 million at June 30, 2024 as follows:

As of September 30, 2024	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$104,182	$11,264	$104,182	$11,264
U.S. government sponsored enterprise CMO	—	—	3,543	157	3,543	157
U.S. SBA securities	439	1	—	—	439	1
Total investment securities - held to maturity	439	1	107,725	11,421	108,164	11,422

Available for sale
U.S government agency MBS	—	—	389	2	389	2
Private issue CMO	—	—	16	1	16	1
Total investment securities - available for sale	—	—	405	3	405	3
Total investment securities	$439	$1	108,130	$11,424	$108,569	$11,425

As of June 30, 2024	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$105,530	$15,481	$105,530	$15,481
U.S. government sponsored enterprise CMO	—	—	3,460	253	3,460	253
U.S. SBA securities	455	—	—	—	455	—
Total investment securities - held to maturity	455	—	108,990	15,734	109,445	15,734

Available for sale
U.S government agency MBS	91	—	1,117	14	1,208	14
U.S. government sponsored enterprise MBS	—	—	8	—	8	—
Private issue CMO	—	—	88	3	88	3
Total investment securities - available for sale	91	—	1,213	17	1,304	17
Total investment securities	$546	$—	$110,203	$15,751	$110,749	$15,751

The Corporation evaluates individual investment securities quarterly for impairment based on the adoption of ASC 326 on July 1, 2023. At September 30, 2024, most of the $11.4 million of unrealized holding losses were in a loss position for 12 months or more, except $1,000 of unrealized holding losses were in a loss position for less than 12 months; while at June 30, 2024, all $15.8 million of unrealized holding losses were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity recorded at amortized cost or available for sale recorded at fair market value as prescribed by GAAP. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment securities before the recovery of its amortized cost basis. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized cost is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized cost. There was no allowance for credit losses (“ACL”) on or impairment of investment securities held to maturity and there was no impairment of investment securities available for sale at September 30, 2024 and June 30, 2024.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $249.2 million as of September 30, 2024 at the FHLB of San Francisco. In addition, the Bank has secured an estimated $211.5 million discount window facility at the FRB of San Francisco collateralized by investment securities totaling $120.8 million and loans held for investment totaling $174.4 million as of September 30, 2024. As of September 30, 2024, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of September 30, 2024. The total remaining available borrowing capacity across all sources totaled approximately $510.7 million at September 30, 2024.

At June 30, 2024, the Bank had a remaining borrowing capacity of $261.3 million at the FHLB of San Francisco. In addition, the Bank had secured an estimated $208.6 million discount window facility at the FRB of San Francisco collateralized by investment securities totaling $126.6 million and loans held for investment totaling $178.6 million at June 30, 2024. As of June 30, 2024, the Bank also had an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or the correspondent bank facility as of June 30, 2024. The total remaining available borrowing capacity across all sources totaled approximately $519.9 million at June 30, 2024.

At September 30, 2024 and 2023, the Corporation did not hold any investment securities held to maturity or investment securities available for sale with the intent to sell and determined it had the ability to hold these investment securities until maturity. It also determined that it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis.

Contractual maturities of investment securities as of September 30, 2024 and June 30, 2024 were as follows:

	September 30, 2024		June 30, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$355	$352	$349	$343
Due after one through five years	3,710	3,628	4,328	4,167
Due after five through ten years	46,492	43,415	49,331	44,830
Due after ten years	73,711	65,574	76,043	65,053
Total investment securities - held to maturity	124,268	112,969	130,051	114,393

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,386	1,399	1,055	1,053
Due after ten years	409	410	806	796
Total investment securities - available for sale	1,795	1,809	1,861	1,849
Total investment securities	$126,063	$114,778	$131,912	$116,242

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	September 30,	June 30,
(In Thousands)	2024	2024
Mortgage loans:
Single-family	$524,235	$518,091
Multi-family	435,782	445,182
Commercial real estate	81,169	83,349
Construction	2,816	2,692
Other	92	95
Commercial business loans	1,510	1,372
Consumer loans	63	65
Total loans held for investment, gross	1,045,667	1,050,846

Advance payments of escrows	127	102
Deferred loan costs, net	9,168	9,096
ACL on loans	(6,329)	(7,065)
Total loans held for investment, net	$1,048,633	$1,052,979

The following table sets forth information at September 30, 2024 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.

At September 30, 2024 and June 30, 2024, fixed rate loans comprised 11 percent and 10 percent of loans held for investment, respectively. Adjustable rate loans that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$49,597	$32,129	$122,075	$210,289	$110,145	$524,235
Multi-family	180,273	153,535	100,760	1,121	93	435,782
Commercial real estate	33,528	26,248	21,009	—	384	81,169
Construction	2,816	—	—	—	—	2,816
Other	—	—	—	—	92	92
Commercial business loans	1,362	—	—	—	148	1,510
Consumer loans	63	—	—	—	—	63
Total loans held for investment, gross	$267,639	$211,912	$243,844	$211,410	$110,862	$1,045,667

The following tables present the Corporation’s commercial real estate loans by property types and LTVs as of September 30, 2024 and June 30, 2024:

	Owner	Non-Owner		% of Total	Weighted
September 30, 2024	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,818	$20,931	$26,749	33%	42%
Mixed use (2)	289	15,673	15,962	20	35%
Retail	—	11,108	11,108	14	31%
Warehouse	2,063	9,649	11,712	14	29%
Medical/dental office	2,426	4,576	7,002	9	46%
Mobile home park	—	6,873	6,873	8	38%
Restaurant/fast food	688	498	1,186	1	40%
Automotive - non gasoline	—	577	577	1	26%
Total commercial real estate	$11,284	$69,885	$81,169	100%	37%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.9 million in Office/Retail, $4.7 million in Multi-family/Retail, $3.0 million in Other Mixed Use, $750,000 in Multi-family/Commercial and $679,000 in Multi-family/Office.

	Owner	Non-Owner		% of Total	Weighted
June 30, 2024	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$6,690	$20,084	$26,774	32%	43%
Mixed use (2)	293	15,797	16,090	19	35%
Retail	—	12,501	12,501	15	30%
Warehouse	2,076	9,848	11,924	14	31%
Mobile home park	—	6,909	6,909	8	38%
Medical/dental office	2,439	4,645	7,084	9	44%
Restaurant/fast food	690	500	1,190	2	46%
Automotive - non gasoline	—	578	578	1	26%
Live/work	—	299	299	—	13%
Total commercial real estate	$12,188	$71,161	$83,349	100%	37%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.9 million in Office/Retail, $4.7 million in Multi-family/Retail, $3.0 million in Other Mixed Use, $754,000 in Multi-family/Commercial and $685,000 in Multi-family/Office..

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of September 30, 2024 and June 30, 2024:

	Inland		Southern		Other
September 30, 2024	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$696	12%	$4,933	85%	$189	3%	$5,818	100%
Mixed use	—	—%	—	—%	289	100%	289	100%
Warehouse	—	—%	1,679	81%	384	19%	2,063	100%
Medical/dental office	275	11%	1,782	74%	369	15%	2,426	100%
Restaurant/fast food	—	—%	688	100%	—	—%	688	100%
Total owner occupied	971	9%	9,082	80%	1,231	11%	11,284	100%

Non-owner occupied:
Office	3,914	19%	13,753	66%	3,264	15%	20,931	100%
Mixed use	473	3%	6,209	40%	8,991	57%	15,673	100%
Retail	1,043	9%	6,503	59%	3,562	32%	11,108	100%
Warehouse	600	6%	4,749	49%	4,300	45%	9,649	100%
Mobile home park	4,834	70%	356	5%	1,683	25%	6,873	100%
Medical/dental office	1,765	39%	2,126	46%	685	15%	4,576	100%
Restaurant/fast food	—	—%	498	100%	—	—%	498	100%
Automotive - non gasoline	—	—%	577	100%	—	—%	577	100%
Total non-owner occupied	12,629	18%	34,771	50%	22,485	32%	69,885	100%

Total commercial real estate	$13,600	17%	$43,853	54%	$23,716	29%	$81,169	100%

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

	Inland		Southern		Other
June 30, 2024	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$1,540	23%	$4,959	74%	$191	3%	$6,690	100%
Mixed use	—	—%	—	—%	293	100%	293	100%
Warehouse	—	—%	1,689	81%	387	19%	2,076	100%
Medical/dental office	276	11%	1,791	74%	372	15%	2,439	100%
Restaurant/fast food	—	—	690	100%	—	—%	690	100%
Total owner occupied	1,816	15%	9,129	75%	1,243	10%	12,188	100%

Non-owner occupied:
Office	2,951	15%	13,837	69%	3,296	16%	20,084	100%
Mixed use	505	3%	6,243	40%	9,049	57%	15,797	100%
Retail	1,050	8%	6,996	56%	4,455	36%	12,501	100%
Warehouse	605	6%	4,774	49%	4,469	45%	9,848	100%
Mobile home park	4,859	70%	358	5%	1,692	25%	6,909	100%
Medical/dental office	1,797	39%	2,159	46%	689	15%	4,645	100%
Restaurant/fast food	—	—%	500	100%	—	—%	500	100%
Automotive - non gasoline	—	—%	578	100%	—	—%	578	100%
Live/work	—	—%	—	—%	299	100%	299	100%
Total non-owner occupied	11,767	16%	35,445	50%	23,949	34%	71,161	100%

Total commercial real estate	$13,583	16%	$44,574	54%	$25,192	30%	$83,349	100%

(1)	Inland Empire comprised of San Bernardino and Riverside counties.
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

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of September 30, 2024:

September 30, 2024	Term Loans by Year of Origination						Revolving
(In Thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$41,843	$57,053	$203,838	$146,983	$17,315	$55,137	$11	$522,180
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,055	-	2,055
Total single-family	41,843	57,053	203,838	146,983	17,315	57,192	11	524,235
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	15,539	28,819	75,389	85,494	59,775	168,609	-	433,625
Special Mention	-	-	-	-	-	635	-	635
Substandard	-	-	-	475	-	1,047	-	1,522
Total multi-family	15,539	28,819	75,389	85,969	59,775	170,291	-	435,782
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	4,853	13,234	23,165	3,984	5,414	30,101	-	80,751
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	418	-	-	-	-	-	418
Total commercial real estate	4,853	13,652	23,165	3,984	5,414	30,101	-	81,169
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	1,480	236	1,100	-	-	-	-	2,816
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	1,480	236	1,100	-	-	-	-	2,816
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	92	-	-	92
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	92	-	-	92
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	124	-	-	-	1,386	1,510
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	124	-	-	-	1,386	1,510
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	22	-	-	-	-	-	-	22
Pass	-	-	-	-	-	-	41	41
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	22	-	-	-	-	-	41	63
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$63,737	$99,760	$303,616	$236,936	$82,596	$257,584	$1,438	$1,045,667
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2024:

June 30, 2024	Term Loans by Year of Origination						Revolving
(In Thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$19,476	$60,688	$205,817	$149,084	$19,606	$59,702	$14	$514,387
Special Mention	-	-	-	-	-	1,111	-	1,111
Substandard	-	-	-	-	-	2,593	-	2,593
Total single-family	19,476	60,688	205,817	149,084	19,606	63,406	14	518,091
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	10,374	28,892	75,876	86,916	60,938	180,119	-	443,115
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	478	-	1,589	-	2,067
Total multi-family	10,374	28,892	75,876	87,394	60,938	181,708	-	445,182
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	1,480	228	984	-	-	-	-	2,692
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	1,480	228	984	-	-	-	-	2,692
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	95	-	-	95
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	95	-	-	95
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	133	-	-	-	1,239	1,372
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	133	-	-	-	1,239	1,372
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	23	-	-	-	-	-	-	23
Pass	-	-	-	-	-	-	42	42
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	23	-	-	-	-	-	42	65
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$35,227	$103,571	$306,108	$240,496	$86,089	$278,060	$1,295	$1,050,846
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The ACL is a valuation account that is deducted from the related loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation’s ACL is calculated quarterly, with changes in the ACL recorded through an entry to the provision for (recovery of) credit losses. Management calculates the quantitative portion of the collectively evaluated allowance for all loan categories using an average charge-off or loss rate methodology and generally evaluates collectively evaluated loans by the Office of Comptroller of the Currency’s Call Report code in order to group and determine portfolio loan segments with similar risk characteristics. The Corporation primarily utilizes historical loss rates for the CECL calculation based on its own specific historical losses and/or with peer loss history where applicable.

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized relies upon reasonable and supportable 12-month forecasts of the National Unemployment Rate and change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward look component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts, including the quarterly Federal Open Market Committee forecast, and the widespread familiarity of these economic metrics.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of the allowance on collectively evaluated loans. As current and expected conditions may vary compared with conditions over the historical lookback period, which is utilized in the calculation of the quantitative allowance, management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted, given the consideration of a variety of qualitative factors. The following qualitative factors (“Q-factors”) are considered by management and reflect the regulatory guidance on the Q-factors:

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

Accrued interest receivable for loans is included in accrued interest receivable in the Condensed Consolidated Statements of Financial Condition. The Corporation elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on non-performing status. A loan is deemed non-performing when it is 90 days or more delinquent. The Corporation believes this policy results in the timely reversal of potentially uncollectible interest.

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of modifications noted above. During the quarters ended September 30, 2024 and 2023, there were no loan modifications to borrowers experiencing financial difficulties.

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

The following table discloses additional details for the periods indicated on the Corporation’s ACL on loans held for investment:

	For the Quarter Ended
	September 30,
(Dollars in Thousands)	2024	2023

ACL, beginning of period	$7,065	$5,946

Impact of ASC 326 CECL adoption(1)	—	1,197

(Recovery of) provision for credit losses	(736)	536

Total recoveries	—	—

Total charge-offs	—	—

Net recoveries (charge-offs)	—	—
ACL, end of period	$6,329	$7,679

ACL on loans as a percentage of gross loans held for investment	0.61%	0.72%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	—%	—%
ACL on loans as a percentage of gross non-performing loans at the end of the period	297.00%	545.38%

(1)	Represents the impact of adopting ASC 326 on July 1, 2023. Since that date, as a result of adopting ASC 326, the methodology to compute the ACL has been based on CECL methodology, rather than the previously applied incurred loss methodology.

The following tables denote the past due status of the Corporation's gross loans held for investment, net of fair value adjustments, at the dates indicated.

	September 30, 2024
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment, Gross

Mortgage loans:
Single-family	$522,180	$—	$2,055	$524,235
Multi-family	435,782	—	—	435,782
Commercial real estate	81,169	—	—	81,169
Construction	2,816	—	—	2,816
Other	92	—	—	92
Commercial business loans	1,510	—	—	1,510
Consumer loans	61	2	—	63
Total loans held for investment, gross	$1,043,610	$2	$2,055	$1,045,667

	June 30, 2024
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment, Gross

Mortgage loans:
Single-family	$515,498	$—	$2,593	$518,091
Multi-family	445,182	—	—	445,182
Commercial real estate	83,349	—	—	83,349
Construction	2,692	—	—	2,692
Other	95	—	—	95
Commercial business loans	1,372	—	—	1,372
Consumer loans	64	1	—	65
Total loans held for investment, gross	$1,048,252	$1	$2,593	$1,050,846

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended September 30, 2024
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065
Recovery of credit losses	(616)	(92)	(8)	(19)	—	(1)	—	(736)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,679	$503	$58	$78	$1	$10	$—	$6,329

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,679	503	58	78	1	10	—	6,329
ACL, end of period	$5,679	$503	$58	$78	$1	$10	$—	$6,329

Loans held for investment:
Individually evaluated for impairment	$732	$—	$—	$—	$—	$—	$—	$732
Collectively evaluated for impairment	523,503	435,782	81,169	2,816	92	1,510	63	1,044,935
Total loans held for investment, gross	$524,235	$435,782	$81,169	$2,816	$92	$1,510	$63	$1,045,667
ACL on loans as a percentage of gross loans held for investment	1.08%	0.12%	0.07%	2.77%	1.09%	0.66%	—%	0.61%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Quarter Ended September 30, 2023
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946
Adjustment to allowance for adoption of ASC 326	4,605	(2,614)	(786)	47	3	(54)	(4)	1,197
Provision for (recovery of) credit losses	550	3	(6)	(8)	(1)	(2)	—	536
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,875	$659	$76	$54	$4	$11	$—	$7,679

ACL:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for impairment	6,838	659	76	54	4	11	—	7,642
ACL, end of period	$6,875	$659	$76	$54	$4	$11	$—	$7,679

Loans held for investment:
Individually evaluated for impairment	$990	$—	$—	$—	$—	$—	$—	$990
Collectively evaluated for impairment	520,586	457,351	87,954	2,100	104	1,321	62	1,069,478
Total loans held for investment, gross	$521,576	$457,351	$87,954	$2,100	$104	$1,321	$62	$1,070,468
ACL on loans as a percentage of gross loans held for investment	1.32%	0.14%	0.09%	2.57%	3.85%	0.83%	—%	0.72%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

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

	At September 30, 2024
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,399	$—	$1,399	$(25)	$1,374
Without a related allowance(2)	757	(25)	732	—	732
Total single-family loans	2,156	(25)	2,131	(25)	2,106

Total non-performing loans	$2,156	$(25)	$2,131	$(25)	$2,106

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At June 30, 2024
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,267	$—	$2,267	$(73)	$2,194
Without a related allowance(2)	427	(25)	402	—	402
Total single-family loans	2,694	(25)	2,669	(73)	2,596

Total non-performing loans	$2,694	$(25)	$2,669	$(73)	$2,596

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At September 30, 2024, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended September 30, 2024 and 2023, the Corporation’s average recorded investment in non-performing loans was $2.4 million and $1.4 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarter ended September 30, 2024, the Bank received $39,000 in interest payments from non-performing loans, of which all $39,000 was recognized as interest income and none was applied to reduce the loan balances under the cost recovery method. In comparison, for the quarter ended September 30, 2023, the Bank received $18,000 in interest payments from non-performing loans, of which all $18,000 was recognized as interest income and none was applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters ended September 30, 2024 and 2023:

	Quarter Ended September 30,
	2024		2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$843	$5	$250	$—
	843	5	250	—

With related ACL:
Mortgage loans:
Single-family	1,582	34	1,163	18
	1,582	34	1,163	18

Total	$2,425	$39	$1,413	$18

During the quarters ended September 30, 2024 and 2023, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. A new appraisal is obtained on each of the properties at the time of foreclosure and fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs. Any initial loss upon repossession is recorded as a charge to the ACL before being transferred to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the Condensed Consolidated Statements of Operations. In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred. As of both September 30, 2024 and June 30, 2024, there was no real estate owned property.

The Bank adjusts the reserve for unfunded loan commitments through the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the quarters ended September 30, 2024 and 2023.

	For the Quarter Ended
	September 30,
(In Thousands)	2024	2023
Balance, beginning of the period	$57	$42
Provision for credit losses	39	9
Balance, end of the period	$96	$51

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

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of September 30, 2024 and June 30, 2024, the Corporation had commitments to extend credit on loans to be held for investment of $15.3 million and $9.4 million, respectively.

The following table provides information regarding unfunded loan commitments, which are comprised of undisbursed funds on construction loans, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2024	June 30, 2024
(In Thousands)
Undisbursed loan funds – Construction loans	$311	$435
Undisbursed lines of credit – Mortgage loans	270	—
Undisbursed lines of credit – Commercial business loans	2,889	2,936
Undisbursed lines of credit – Consumer loans	337	341
Commitments to extend credit on loans to be held for investment	15,252	9,387
Total	$19,059	$13,099

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of September 30, 2024 and June 30, 2024, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee monthly to compensate the Bank for accepting the recourse obligation. As of September 30, 2024 and June 30, 2024, the Bank serviced $3.0 million and $3.1 million of loans under this program, respectively, and has established a recourse liability of $7,000 and $8,000, respectively.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the quarters ended September 30, 2024 and 2023, the Bank did not repurchase any loans or settle any request to repurchase a loan. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $16,000 and $18,000 for loans sold to other investors at September 30, 2024 and June 30, 2024, respectively.

The following table shows the summary of the recourse liability for the quarters ended September 30, 2024 and 2023:

	For the Quarter Ended
	September 30,
Recourse Liability	2024	2023
(In Thousands)
Balance, beginning of the period	$26	$33
(Recovery) provision for recourse liability	(3)	—
Net settlements in lieu of loan repurchases	—	—
Balance, end of the period	$23	$33

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of September 30, 2024:
Loans held for investment, at fair value	$1,082	$1,190	$(108)

As of June 30, 2024:
Loans held for investment, at fair value	$1,047	$1,200	$(153)

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

Loans with an individually evaluated allowance that are recorded at fair value on a nonrecurring basis are loans which are inadequately protected by the current sound worth and paying capacity of the borrower(s) or of the collateral pledged. These loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. The fair value of a loan with an individually evaluated allowance is determined based on the discounted cash flow or current appraised value of the underlying collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the collateral. For commercial real estate loans with an individually evaluated allowance, the fair value is derived from the appraised value of its collateral. Loans with an individually evaluated allowance are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above (Level 3). This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the ACL. These adjustments to the estimated fair value of loans with an individually evaluated allowance may result in increases or decreases to the provision for (recovery of) credit losses recorded in current earnings.

The fair value of other equity investments is derived from quoted prices in active markets for the equivalent or similar investments (Level 2).

The Corporation uses the amortization method for its MSA, which amortizes the MSA in proportion to the current MSA balance to the original MSA balance and assesses the MSA for impairment based on fair value at each reporting date. The fair value of the MSA is derived using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted average coupon rates, estimated servicing costs and discount interest rates (Level 3).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,185	$—	$1,185
U.S. government sponsored enterprise MBS	—	539	—	539
Private issue CMO	—	—	85	85
Investment securities - available for sale	—	1,724	85	1,809

Loans held for investment, at fair value	—	—	1,082	1,082
Other equity investments, fair value	—	565	—	565
Interest-only strips	—	—	6	6
Total assets	$—	$2,289	$1,173	$3,462

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,208	$—	$1,208
U.S. government sponsored enterprise MBS	—	553	—	553
Private issue CMO	—	—	88	88
Investment securities - available for sale	—	1,761	88	1,849

Loans held for investment, at fair value	—	—	1,047	1,047
Other equity investments, fair value	—	540	—	540
Interest-only strips	—	—	8	8
Total assets	$—	$2,301	$1,143	$3,444

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended September 30, 2024
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2024	$88	$1,047	$8	$1,143
Total gains or losses (realized/unrealized):
Included in earnings	—	45	—	45
Included in other comprehensive income	2	—	(2)	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(5)	(10)	—	(15)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at September 30, 2024	$85	$1,082	$6	$1,173

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$—	$—	$—
Mortgage servicing assets	—	—	101	101
Total	$—	$—	$101	$101

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$—	$695	$695
Mortgage servicing assets	—	—	87	87
Total	$—	$—	$782	$782

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of September 30, 2024:

					Impact to
	Fair Value				Valuation
	As of				from an
	September 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2024	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$85	Market comparable pricing	Comparability adjustment	0.4% - (3.6%) (0.4%)	Increase

Loans held for investment, at fair value	$1,082	Relative value analysis	Broker quotes	90.3% - 92.8% (91.9%)	Increase
			ACL factors	0.8% - 1.1% (1.0%)	Decrease

Mortgage servicing assets	$101	Discounted cash flow	Prepayment speed (CPR)	6.2% - 60.0% (14.9%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$6	Discounted cash flow	Prepayment speed (CPR)	11.2% - 25.7% (20.9%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2024 and June 30, 2024 was as follows:

	September 30, 2024
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,047,551	$1,000,376	$—	$—	$1,000,376
Investment securities - held to maturity	$124,268	$112,969	$—	$112,969	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$863,864	$864,774	$—	$864,774	$—
Borrowings	$249,500	$250,401	$—	$250,401	$—

	June 30, 2024
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,051,932	$973,453	$—	$—	$973,453
Investment securities - held to maturity	$130,051	$114,393	$—	$114,393	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,348	$888,527	$—	$888,527	$—
Borrowings	$238,500	$237,691	$—	$237,691	$—

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the first quarter of fiscal 2025, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters ended September 30, 2024 and 2023:

	Quarter Ended
	September 30,
Type of Services	2024	2023
(In Thousands)
Loan servicing and other fees(1)	$104	$(21)
Deposit account fees	298	288
Card and processing fees	320	353
Other(2)	177	131
Total non-interest income	$899	$751

(1)	Not within the scope of ASC 606.
(2)	Includes net BOLI income of $46 thousand and $46 thousand, net loss on sale of loans of $21 thousand and $0, and net unrealized gain on other equity investments of $25 thousand and $0 for the quarters ended September 30, 2024 and 2023, which are not within the scope of ASC 606.

For both the quarters ended September 30, 2024 and 2023, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Other fees: Includes asset management fees, stop payment fees, wire services fees, safe deposit box fees and fees earned on other services, such as merchant services or occasional non-recurring type services, and are recognized at the time of the event or the applicable billing cycle. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided, when the portfolio values are known or can be estimated at the end of each month. These fees are recognized concurrent with the event on a daily, monthly, quarterly or annual basis, depending on the type of service.

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation's Condensed Consolidated Statements of Financial Condition. At September 30, 2024, all of the Corporation's leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarters ended September 30, 2024 and 2023, expenses associated with the Corporation’s leases totaled $217,000 and $247,000, respectively. Expenses associated with the Corporation’s leases are recorded in either premises and occupancy or equipment, as applicable, in the Condensed Consolidated Statements of Operations.

The following tables present supplemental information related to operating leases at the date and for the periods indicated:

	As of
(In Thousands)	September 30, 2024	June 30, 2024
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right-of-use assets	$1,697	$1,356
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,747	$1,407

	Quarter Ended
	September 30,
(In Thousands)	2024	2023
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$182	$213
Equipment expenses from operating leases	35	34
Total lease expense	$217	$247

(1)	Includes immaterial variable lease costs.

	Quarter Ended	Quarter Ended
(In Thousands)	September 30, 2024	September 30, 2023
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$213	$231

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of September 30, 2024:

Amount(1)
Fiscal Year Ending June 30,	(In Thousands)
Remainder of fiscal 2025	$536
Fiscal 2026	538
Fiscal 2027	347
Fiscal 2028	291
Fiscal 2029	141
Thereafter	11
Total contract lease payments	$1,864

Total liability to make lease payments	$1,747
Difference in undiscounted and discounted future lease payments	$117
Weighted average discount rate	3.47%
Weighted average remaining lease term (years)	3.3

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On September 28, 2023, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 350,353 shares of the Corporation’s outstanding common stock over a one-year period. On September 26, 2024, the Board extended the existing stock repurchase plan, which had 99,968 shares remaining available for purchase as of that date, until September 26, 2025 or until completion, whichever occurs first.

During the quarter ended September 30, 2024, the Corporation purchased 93,641 shares of its common stock under the existing stock repurchase plan with a weighted average cost of $14.26 per share. As of September 30, 2024, 95,475 shares or 27 percent of authorized common stock under the existing plan remain available for purchase.

Note 11: Subsequent Events

On October 24, 2024, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on November 14, 2024 are entitled to receive the cash dividend. The cash dividend will be payable on December 5, 2024.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At September 30, 2024, the Corporation had total assets of $1.26 billion, total deposits of $863.9 million and total stockholders’ equity of $129.6 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On July 25, 2024, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the Corporation’s shareholders of record at the close of business on August 15, 2024, which was paid on September 5, 2024. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will consider the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters discussed in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Corporation’s consolidated statement of financial condition, liquidity, statements of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements as they are subject to various risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements include, but are not limited to:

●	adverse economic conditions in our local market areas or other markets where we have lending relationships;
●	effects of employment levels, labor shortages, inflation, a recession or slowed economic growth;
●	changes in the interest rate environment, including increases or decreases in the Federal Reserve benchmark rate and the duration of such levels, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and the Federal Reserve monetary policy;
●	the effects of any Federal government shutdown;
●	credit risks of lending activities, including loan delinquencies, loan charge-offs, changes in our ACL, and provision for credit losses;
●	increased competitive pressures;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	fluctuations in deposits;

●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	expectations regarding key growth initiatives and strategic priorities;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	results of examinations of us by regulatory authorities, which may include the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
●	legislative and regulatory changes, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	disruptions or security breaches, or other adverse events, failures or interruptions in or attacks on our information technology systems or on our third-party vendors;
●	staffing fluctuations in response to product demand or corporate implementation of strategies;
●	our ability to pay dividends on our common stock;
●	environmental, social and governance goals;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events;
●	availability of appropriate insurance products in our market areas;
●	and other factors described in our Form 10-K and in this Quarterly Reports on Form 10-Q and other reports filed with and furnished to the Securities and Exchange Commission (“SEC”), which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov.

Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These factors could cause our actual results for fiscal 2025 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

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

The Corporation’s critical accounting estimates are described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements of our 2024 Annual Form 10-K. The Corporation adopted the current expected credit loss, or CECL, methodology on July 1, 2023. Accounting for the allowance for credit losses (“ACL”) involves significant judgement and assumptions by management and is based on historical data, current economic conditions and a reasonable and supportable forecast of future events. On a quarterly basis, management reviews the methodology and adequacy of the ACL. Refer to Notes 4 and 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements, and the “Provision for (Recovery of) Credit Losses” section in this Form 10-Q for more information on the establishment of the ACL.

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

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to the Bank’s depositors. Provident Financial Corp (“PFC”) performs trustee services for the Bank’s real estate secured loan transactions and has in the past held, and may in the future hold, real estate for investment. Investment services and trustee services contribute a very small percentage of gross revenue.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control as described in the Corporation’s 2024 Annual Report on Form 10-K. The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management. The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the Corporation’s loans are secured by real estate located within California, significant declines in the value of California real estate may also inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate. The commercial real estate environment, particularly office space of various types, currently presents elevated risk within the banking industry. In response, the Bank has reviewed its existing loans collateralized by office space for any outsized exposure and  implemented tighter underwriting standards for this collateral type. At September 30, 2024, our commercial real estate portfolio totaled $81.2 million, including office space of various types, totaling approximately $41.3 million or 50.9 percent of the total commercial real estate portfolio and 3.9 percent of the total loan portfolio.

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-

balance sheet risk as it does for on-balance sheet instruments. For a discussion on commitments and derivative financial instruments, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Comparison of Financial Condition at September 30, 2024 and June 30, 2024

Total assets decreased one percent to $1.26 billion at September 30, 2024 from $1.27 billion at June 30, 2024. The decrease was primarily attributable to decreases in cash and cash equivalents, investment securities and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, decreased $3.2 million, or six percent, to $48.2 million at September 30, 2024 from $51.4 million at June 30, 2024. The decrease in total cash and cash equivalents was primarily attributable to deposit outflows and management’s proactive strategy to manage liquidity based upon recent economic conditions.

Investment securities (held to maturity and available for sale) decreased $5.8 million, or four percent, to $126.1 million at September 30, 2024 from $131.9 million at June 30, 2024. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first three months of fiscal 2025, with no purchases of investment securities during the period. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $4.3 million, less than one percent, to $1.05 billion at September 30, 2024 from $1.05 billion at June 30, 2024, predominantly due to declines in multi-family and commercial real estate loans, partly offset by an increase in single-family loans. During the first three months of fiscal 2025, the Corporation originated $28.9 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans located throughout California. The Corporation did not purchase any loans during the first three months of fiscal 2025. Total loan principal payments during the first three months of fiscal 2025 were $34.0 million, up 48 percent from $23.0 million during the comparable period in fiscal 2024. Single-family loans held for investment at September 30, 2024 and June 30, 2024 totaled $524.2 million and $518.1 million, representing approximately 50 percent and 49 percent of loans held for investment, respectively. Multi-family loans held for investment at September 30, 2024 and June 30, 2024 totaled $435.8 million and $445.2 million, respectively, representing approximately 42 percent of loans held for investment at both dates. Commercial real estate loans held for investment at September 30, 2024 and June 30, 2024 totaled $81.2 million and $83.3 million, respectively, representing approximately eight percent of loans held for investment at both dates.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2024 and June 30, 2024, as a percentage of the total dollar amount of loans outstanding:

As of September 30, 2024:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$146,388	28%	$173,247	33%	$204,348	39%	$252	—%	$524,235	100%
Multi-family	53,738	12%	254,445	59%	127,599	29%	—	—%	435,782	100%
Commercial real estate	13,600	17%	43,853	54%	23,716	29%	—	—%	81,169	100%
Construction	236	8%	1,480	53%	1,100	39%	—	—%	2,816	100%
Other	—	—%	92	100%	—	—%	—	—%	92	100%
Total	$213,962	21%	$473,117	45%	$356,763	34%	$252	—%	$1,044,094	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2024:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$146,003	29%	$175,127	34%	$196,707	37%	$254	—%	$518,091	100%
Multi-family	56,693	13%	256,692	59%	131,797	28%	—	—%	445,182	100%
Commercial real estate	13,583	18%	44,574	54%	25,192	28%	—	—%	83,349	100%
Construction	228	30%	1,480	58%	984	12%	—	—%	2,692	100%
Other	—	—%	95	100%	—	—%	—	—%	95	100%
Total	$216,507	23%	$477,968	46%	$354,680	31%	$254	—%	$1,049,409	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits decreased $24.4 million, or three percent, to $863.9 million at September 30, 2024 from $888.3 million at June 30, 2024, due to decreases in all account categories, except money market accounts. The decrease in total deposits was primarily due to customers seeking higher interest rates as competition for deposits in our market area remains strong. Total uninsured deposits were approximately $124.2 million and $122.7 million at September 30, 2024 and June 30, 2024, respectively. The amounts of uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Transaction account balances or “core deposits” decreased $14.8 million, or two percent, to $599.7 million at September 30, 2024 from $614.5 million at June 30, 2024, while time deposits decreased $9.7 million, or four percent, to $264.2 million at September 30, 2024 from $273.9 million at June 30, 2024. The decrease in time deposits was due to primarily the decline in retail time deposits. At September 30, 2024 and June 30, 2024, total brokered certificates of deposit were $129.8 million and $131.8 million, respectively. Excluding brokered certificates of deposit, the percentage of time deposits to total deposits was 18 percent and 19 percent at September 30, 2024 and June 30, 2024, respectively.

Total borrowings increased $11.0 million, or five percent, to $249.5.0 million at September 30, 2024 from $238.5 million at June 30, 2024. The increase in borrowings was primarily to augment the decrease in total deposits. At September 30, 2024 and June 30, 2024, borrowings were comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity declined slightly to $129.6 million at September 30, 2024 from $129.9 million at June 30, 2024. The decrease was primarily due to $961,000 of cash dividends paid to shareholders and $1.5 million of stock repurchases, partly offset by net income of $1.9 million in the first three months of fiscal 2025 and the amortization of stock-based compensation of $173,000. The Corporation repurchased 93,641 shares of its common stock in the open market at a weighted average cost of $14.26 per share during the first three months of fiscal 2025 pursuant to its publicly announced stock repurchase program. In addition, the Corporation acquired 8,758 shares of Corporation common stock at a cost of $13.24 per share in settlement of employees' withholding tax obligations related to the vesting of restricted stock in the first quarter of fiscal 2025.

Comparison of Operating Results for the Quarters Ended September 30, 2024 and 2023

Net income for the first quarter of fiscal 2025 was $1.9 million, up $138,000 or eight percent from $1.8 million in the same period of fiscal 2024. The increase in net income was primarily attributable to a $697,000 recovery of credit losses in the first quarter of fiscal 2025 (in contrast to a $545,000 provision for credit losses in the same quarter last year) and a $148,000 increase in non-interest income, partly offset by a $667,000 increase in non-interest expense and a $523,000 decrease in net interest income.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 79.06 percent for the first quarter of fiscal 2025, compared to 69.32 percent in the same period last year. The deterioration of the efficiency ratio during the current quarter compared to the same period last year was due both to higher non-interest expenses and a lower net interest income.

Return on average assets was 0.61 percent in the first quarter of fiscal 2025, up seven basis points from 0.54 percent in the same period last year. Return on average stockholders’ equity was 5.78 percent in the first quarter of fiscal 2025, up from 5.40 percent in the same period last year. Diluted earnings per share for the first quarter of fiscal 2025 were $0.28, up 12 percent from $0.25 in the same period last year.

Net Interest Income:

Net interest income decreased $523,000 or six percent to $8.6 million for the first quarter of fiscal 2025 from $9.1 million for the same quarter last year. The decrease in net interest income was due to a lower average balance of interest-earning assets and, to a lesser extent, a lower net interest margin. The average balance of interest-earning assets decreased $54.7 million, or four percent, to $1.22 billion in the first quarter of fiscal 2025 from $1.27 billion the same quarter last year as the average balances of investment securities, loans receivable and interest-earning deposits all declined. The average balance of interest-bearing liabilities decreased $51.3 million, or four percent, to $1.10 billion in the first quarter of fiscal 2025 from $1.15 billion in the same quarter last year primarily reflecting the decrease in the average balance of deposits. The lower net interest margin was due to the increase in the average cost of interest-bearing liabilities which exceeded the increase in the average yield on interest-earning assets. The net interest margin during the first quarter of fiscal 2025 decreased four basis points to 2.84 percent from 2.88 percent in the same quarter last year. The average yield on interest-earning assets increased 43 basis points to 4.63 percent in the first quarter of fiscal 2025 from 4.20 percent in the same quarter last year, while the average cost of interest-bearing liabilities increased 52 basis points to 1.97 percent in the first quarter of fiscal 2025 from 1.45 percent in the same quarter last year.

Interest Income:

Total interest income increased $733,000, or five percent, to $14.1 million for the first quarter of fiscal 2025 from $13.3 million for the same quarter of fiscal 2024. The increase was due primarily to an increase in interest income from loans receivable, partly offset by a decrease in interest income from interest-earnings deposits.

Interest income on loans receivable increased $847,000, or seven percent, to $13.0 million in the first quarter of fiscal 2025 from $12.2 million in the same quarter of fiscal 2024. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield on loans receivable increased 43 basis points to 4.97 percent in the first quarter of fiscal 2025 from an average yield of 4.54 percent in the same quarter last year. The higher weighted average loan yield was due primarily to the upward repricing of adjustable rate loans and new loan originations with higher weighted average interest rates. Adjustable-rate loans of approximately $122.2 million were repriced upward in the first quarter of fiscal 2025 by approximately 108 basis points from an average yield of 7.40 percent to 8.48 percent. The average balance of loans receivable decreased $23.5 million, or two percent, to $1.05 billion in the first quarter of fiscal 2025 from $1.07 billion in the same quarter last year. Net deferred loan cost amortization in the first quarter of fiscal 2025 increased 85 percent to $355,000 from $192,000 in the same quarter last year. Total loans originated for investment in the first quarter of fiscal 2025 were $28.9 million, up 56 percent from $18.5 million in the same quarter last year; while loan principal payments received in the first quarter of fiscal 2025 were $34.0 million, up 48 percent from $23.0 million in the same quarter last year.

Interest income from investment securities decreased $42,000, or eight percent, to $482,000 in the first quarter of fiscal 2025 from $524,000 for the same quarter of fiscal 2024. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $24.1 million, or 16 percent, to $129.6 million in the first quarter of fiscal 2025 from $153.7 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased 13 basis points to 1.49 percent in the first quarter of fiscal 2025 from 1.36 percent for the same quarter last year. The increase in the average yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year

($110,000 vs. $155,000) due to lower total principal repayments ($5.7 million vs. $6.7 million) and the upward repricing of adjustable-rate mortgage-backed securities.

The Bank received $210,000 of cash dividends from FHLB – San Francisco stock and other equity investments in the first quarter of fiscal 2025, up 17 percent from $179,000 in the same quarter last year. The average balance of FHLB – San Francisco stock and other equity investments in the first quarter of fiscal 2025 was $10.1 million, up six percent from $9.5 million in the same quarter of fiscal 2024 while the average yield was 8.30 percent, up 77 basis points from 7.53 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $360,000 in the first quarter of fiscal 2025, down 22 percent from $463,000 in the same quarter of fiscal 2024. The decrease was due a lower average balance, partly offset by a higher average yield. The average balance of interest-earning deposits decreased $7.7 million, or 23 percent, to $26.3 million in the first quarter of fiscal 2025 from $34.0 million in the same quarter last year primarily due to the Bank decreasing its liquidity position, which was mitigated by adequate borrowing capacities. The average yield earned on interest-earning deposits in the first quarter of fiscal 2025 was 5.35 percent, up three basis points from 5.32 percent in the same quarter last year, due primarily to an increase in the interest rate paid on excess reserves.

Interest Expense:

Total interest expense increased $1.3 million or 31 percent to $5.5 million in the first quarter of fiscal 2025 from $4.2 million in the same quarter last year. The increase was attributable to higher interest expense on borrowings and time deposits.

Interest expense on deposits for the first quarter of fiscal 2025 was $2.8 million, a 50 percent increase from $1.9 million for the same quarter last year. The increase in interest expense on deposits was attributable to a higher average cost and, to a lesser extent, a higher average balance of time deposits. The average cost of deposits was 1.27 percent for the first quarter of fiscal 2025, up 47 basis points from 0.80 percent in the same quarter last year, primarily attributable to the average cost of time deposits (including brokered certificates of deposit) which increased 79 basis points to 3.95 percent for the first quarter of fiscal 2025 from 3.16 percent in the same quarter of fiscal 2024. The average balance of deposits decreased six percent to $880.6 million in the first quarter of fiscal 2025 from $940.2 million in the same quarter last year due to decreases in transaction accounts which was partly offset by an increase in time deposits. The average balance of transaction accounts was $613.3 million in the first quarter of fiscal 2025, down 14 percent from $715.2 million in the same quarter last year; while the average balance of time deposits (including brokered certificates of deposit) increased 19 percent to $267.3 million in the first quarter of fiscal 2025 from $225.0 million in the same quarter last year.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2025 increased $317,000, or 14 percent, to $2.6 million from $2.3 million for the same quarter last year. The increase was primarily the result of a higher average cost of borrowings and, to a lesser extent, a higher average balance. The average cost of borrowings increased 41 basis points to 4.74 percent in the first quarter of fiscal 2025 from 4.33 percent in the same quarter last year and the average balance of borrowings increased $8.2 million or four percent to $220.7 million in the first quarter of fiscal 2025 from $212.5 million in the same quarter last year.

The following table sets forth certain information for the periods regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs thereof. Yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of corresponding assets or liabilities, respectively, for the periods presented.

Average Balance Sheets

	Quarter Ended			Quarter Ended
	September 30, 2024			September 30, 2023
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,049,131	$13,023	4.97%	$1,072,609	$12,176	4.54%
Investment securities	129,571	482	1.49%	153,711	524	1.36%
FHLB – San Francisco stock and other equity investments	10,120	210	8.30%	9,505	179	7.53%
Interest-earning deposits	26,330	360	5.35%	34,043	463	5.32%

Total interest-earning assets	1,215,152	14,075	4.63%	1,269,868	13,342	4.20%

Noninterest-earning assets	29,981			30,284

Total assets	$1,245,133			$1,300,152

Interest-bearing liabilities:
Checking and money market accounts(2)	$371,270	$53	0.06%	$432,739	$57	0.05%
Savings accounts	242,023	112	0.18%	282,421	38	0.05%
Time deposits	267,289	2,659	3.95%	225,023	1,790	3.16%

Total deposits(3)	880,582	2,824	1.27%	940,183	1,885	0.80%

Borrowings	220,739	2,635	4.74%	212,455	2,318	4.33%

Total interest-bearing liabilities	1,101,321	5,459	1.97%	1,152,638	4,203	1.45%

Noninterest-bearing liabilities	12,311			16,972

Total liabilities	1,113,632			1,169,610

Stockholders’ equity	131,501			130,542
Total liabilities and stockholders’ equity	$1,245,133			$1,300,152

Net interest income		$8,616			$9,139

Interest rate spread(4)			2.66%			2.75%
Net interest margin(5)			2.84%			2.88%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.34%			110.17%
Return on average assets			0.61%			0.54%
Return on average equity			5.78%			5.40%

(1)	Includes the average balance of non-performing loans of $2.4 million and $1.4 million and net deferred loan cost amortization of $355 thousand and $192 thousand for the quarters ended September 30, 2024 and 2023, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $90.7 million and $106.2 million during the quarters ended September 30, 2024 and 2023, respectively.
(3)	Includes the average balance of uninsured deposits (adjusted lower by collateralized deposits) of approximately $121.2 million and $138.9 million in the quarters ended September 30, 2024 and 2023, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for (recovery of) credit losses as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on interest income and expense for the quarters ended September 30, 2024 and 2023, respectively. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended September 30, 2024 Compared
	To Quarter Ended September 30, 2023
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$1,138	$(266)	$(25)	$847
Investment securities	48	(82)	(8)	(42)
FHLB – San Francisco stock and other equity investments	18	12	1	31
Interest-earning deposits	3	(105)	(1)	(103)
Total net change in income on interest-earning assets	1,207	(441)	(33)	733

Interest-bearing liabilities:
Checking and money market accounts	6	(8)	(2)	(4)
Savings accounts	92	(5)	(13)	74
Time deposits	448	337	84	869
Borrowings	218	90	9	317
Total net change in expense on interest-bearing liabilities	764	414	78	1,256
Net increase (decrease) in net interest income	$443	$(855)	$(111)	$(523)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for (Recovery of) Credit Losses:

During the first quarter of fiscal 2025, the Corporation recorded a recovery of credit losses of $697,000, in contrast to a $545,000 provision for credit losses recorded during the same period last year. The recovery of credit losses recorded in the first quarter of fiscal 2025 was primarily attributable to a shorter estimated life of the loan portfolio resulting from decreased market interest rates and higher loan prepayment estimates.

At September 30, 2024, the ACL on loans held for investment was $6.3 million, comprised of all collectively evaluated allowances, down 11 percent from $7.1 million at June 30, 2024 that were comprised of collectively evaluated allowances of $7.1 million and individually evaluated allowanced of $37,000. The ACL on loans as a percentage of gross loans held for investment was 0.61 percent at September 30, 2024, compared to 0.67 percent at June 30, 2024. The decrease in the ACL on loans was due primarily to the recovery of credit losses in the first three months of fiscal 2025 ($697,000, which includes a $39,000 provision for unfunded loan commitment reserve).

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the quarters ended September 30, 2024 and 2023.

The changes in the ACL on LHFI for the quarter ended September 30, 2024:

The changes in the ACL on LHFI for the quarter ended September 30, 2023:

Management considers, based on currently available information, the ACL on loans sufficient to absorb expected losses in loans held for investment. See “Asset Quality” below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding the ACL on LHFI.

Non-Interest Income:

Non-interest income increased $148,000, or 20 percent, to $899,000 in the first quarter of fiscal 2025 from $751,000 in the same period last year, due primarily to a $125,000 increase in loan servicing and other fees (mainly attributable to a net fair value adjustment on unsaleable loans).

Non-Interest Expense:

For the Quarters Ended September 30, 2024 and 2023. Non-interest expenses increased $667,000, or 10 percent, to $7.5 million in the first quarter of fiscal 2025 from $6.9 million in the same quarter last year. The increase in the non-interest expense in the first quarter of fiscal 2025 was primarily due to an increase in salaries and employee benefits.

Salaries and employee benefits increased $519,000, or 13 percent, to $4.6 million in the first quarter of fiscal 2025 from $4.1 million in the same quarter of fiscal 2024, representing the largest increase in non-interest expense. The increase was due primarily to higher employee compensation, incentive compensation and retirement plan expenses.

Provision for Income Taxes:

The income tax provision was $789,000 for the first quarter of fiscal 2025, up nine percent from $727,000 in the same quarter last year primarily due to higher pre-tax income. The effective tax rate in the first quarter of fiscal 2025 was 29.3 percent as compared to 29.2 percent in the same quarter last year.

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

Asset Quality

Non-performing assets were comprised solely of 10 non-performing single-family loans at both September 30, 2024 and June 30, 2024. Non-performing loans, net of the ACL, consisting of loans with collateral located in California, were $2.1 million at September 30, 2024, down 19 percent from $2.6 million at June 30, 2024. Non-performing loans as a percentage of LHFI at September 30, 2024 was 0.20 percent, compared to 0.25 percent at June 30, 2024. No interest accruals were made for non-performing loans. There were no loans that were past due 90 days or more and no real estate owned at either September 30, 2024 or June 30, 2024. For further analysis on non-performing loans, see the tables below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of ACL, at the dates indicated:

	At September 30,	At June 30,
(In Thousands)	2024	2024
Loans on non-performing status
Mortgage loans:
Single-family	$2,106	$2,596
Total	2,106	2,596

Accruing loans past due 90 days or more	—	—

Total non-performing loans	2,106	2,596

Real estate owned, net	—	—
Total non-performing assets	$2,106	$2,596

Non-performing loans as a percentage of LHFI, net of ACL	0.20%	0.25%

Non-performing loans as a percentage of total assets	0.17%	0.20%

Non-performing assets as a percentage of total assets	0.17%	0.20%

The following table summarizes classified assets, which is comprised of classified loans, net of ACL and real estate owned, if any, at the dates indicated:

	At September 30, 2024		At June 30, 2024
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$—	—	$1,099	1
Multi-family	635	1	—	—
Total special mention loans	635	1	1,099	1

Substandard loans:
Mortgage loans:
Single-family	2,106	10	2,596	10
Multi-family	1,520	2	2,066	3
Commercial real estate	418	2	—	—
Total substandard loans	4,044	14	4,662	13

Total classified loans	4,679	15	5,761	14

Real estate owned	—	—	—	—

Total classified assets	$4,679	15	$5,761	14

Total classified assets as a percentage of total assets	0.37%		0.45%

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

Loan Volume Activities

The following table provides details related to the volume of loan originations, sales and principal payments for the quarters indicated:

	For the Quarter Ended
	September 30,
(In Thousands)	2024	2023
Loans originated for sale:
Wholesale originations	$2,152	$—
Total loans originated for sale	2,152	—

Loans sold:
Servicing retained	(2,152)	—
Total loans sold	(2,152)	—

Loans originated for investment:
Mortgage loans:
Single-family	22,449	12,452
Multi-family	5,190	5,113
Commercial real estate	1,260	939
Commercial business loans	50	—
Total loans originated for investment	28,949	18,504

Loan principal payments	(34,031)	(22,988)
Increase (decrease) in other items, net⁽¹⁾	736	(975)

Net decrease in loans held for investment	$(4,346)	$(5,459)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of loans held for investment and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first three months of fiscal 2025 and 2024, the Corporation originated loans held for investment of $28.9 million and $18.5 million, respectively. At September 30, 2024, the Corporation had loan origination commitments totaling $15.3 million, undisbursed lines of credit totaling $3.5 million and undisbursed construction loan funds totaling $311,000. The Corporation anticipates that it will have sufficient funds available to meet its current loan funding commitments. During the first three months of fiscal 2025 and 2024, total loan repayments were $34.0 million and $23.0 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first three months of fiscal 2025, total deposits decreased $24.4 million, or three percent, to $863.9 million, due to the declines in all account categories, except money market accounts. The time deposits include brokered certificates of deposit totaling $129.8 million and $131.8 million at September 30, 2024 and June 30, 2024, respectively. At September 30, 2024, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $188.1 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $37.2 million. Historically, the Corporation has been able to retain most of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At September 30, 2024, total cash and cash equivalents were $48.2 million, or four percent of total assets. Depending on market conditions and the pricing of deposit products, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of September 30, 2024, total borrowings were $249.5 million and the financing availability at the FHLB – San Francisco was limited to 40 percent of total assets. As a result, the remaining borrowing capacity available was $249.2 million and the remaining available collateral was $346.9 million at September 30, 2024. In addition, the Bank has secured a $211.5 million discount window facility at the FRB of San Francisco, collateralized by investment securities and single-family fixed-rate loans with a total balance of $295.2 million. As of September 30, 2024, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under its discount window or correspondent bank facilities as of September 30, 2024.

The Bank continues to work with both the FHLB - San Francisco and FRB of San Francisco to ensure that borrowing capacity is continuously reviewed and updated in order to be accessed seamlessly should the need arise. This includes establishing accounts and pledging assets as needed in order to maximize borrowing capacity and liquidity. The total remaining available borrowing capacity across all sources totaled approximately $510.7 million at September 30, 2024.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2024 was 16.6 percent, unchanged from the quarter ended June 30, 2024.

On September 28, 2023, the Board of Directors approved a stock repurchase plan, authorizing up to 350,353 shares of the Corporation’s outstanding common stock to be purchased over a one-year period. On September 26, 2024, the Board approved an extension of the stock repurchase plan for another year. As of September 30, 2024, a total of 95,475 shares or 27 percent of authorized shares for repurchase under the stock repurchase plan remained available to purchase. The Corporation purchases the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’ primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are general regulatory restrictions on the ability of the Bank to pay dividends. We expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a portion of our cash to our shareholders. Assuming continued cash dividend payments during fiscal 2025 at $0.14 per share, our average total dividend paid each quarter would be approximately $948,000 based on the number of outstanding shares at September 30, 2024. At September 30, 2024, the Corporation (on an unconsolidated basis) had liquid assets of $9.8 million.

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

At September 30, 2024, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at September 30, 2024 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is also subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of September 30, 2024
Tier 1 leverage capital (to adjusted average assets)	$119,881	9.63%	$49,803	4.00%	$62,253	5.00%
CET1 capital (to risk-weighted assets)	$119,881	18.36%	$45,701	7.00%	$42,437	6.50%
Tier 1 capital (to risk-weighted assets)	$119,881	18.36%	$55,494	8.50%	$52,230	8.00%
Total capital (to risk-weighted assets)	$126,306	19.35%	$68,552	10.50%	$65,288	10.00%

As of June 30, 2024 (2)
Tier 1 leverage capital (to adjusted average assets)	$126,601	10.02%	$50,555	4.00%	$63,194	5.00%
CET1 capital (to risk-weighted assets)	$126,601	19.29%	$45,934	7.00%	$42,653	6.50%
Tier 1 capital (to risk-weighted assets)	$126,601	19.29%	$55,777	8.50%	$52,496	8.00%
Total capital (to risk-weighted assets)	$133,723	20.38%	$68,900	10.50%	$65,620	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.
(2)	The Bank elected to recognize the full $824 thousand adjustment to retained earnings resulting from the adoption of CECL on July 1, 2023 instead of over the permitted three-year phase-in option.

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

If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders. The Bank may not declare or pay a cash dividend if the effect thereafter would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation. On September 26, 2024, the Bank paid $9.0 million cash dividend to the Holding Company.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2024	2024	2023

Loans serviced for others (in thousands)	$34,950	$34,598	$31,687

Book value per share	$19.15	$18.98	$18.44

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

Using an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet commitments, if any. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no consideration given to steps that management might take to counter the effect of the interest rate movement. As of September 30, 2024, the targeted federal funds rate range was 4.75% to 5.00%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2024 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$131,607	$(14,988)	$1,259,406	10.45%	-95	bp
+200 bp	$144,327	$(2,268)	$1,275,880	11.31%	-9	bp
+100 bp	$152,064	$5,469	$1,287,442	11.81%	41	bp
Base Case	$146,595	$—	$1,285,871	11.40%	—
-100 bp	$142,389	$(4,206)	$1,285,639	11.08%	-32	bp
-200 bp	$129,893	$(16,702)	$1,277,196	10.17%	-123	bp
-300 bp	$137,550	$(9,045)	$1,288,983	10.67%	-73	bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change to the NPV at September 30, 2024 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of assets.
(3)	Derived from the change in the NPV as a Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at September 30, 2024 and a +200 basis point rate shock at June 30, 2024, each of which scenarios were the most severe shock of plus or minus 200 basis point rate shocks.

	At September 30, 2024		At June 30, 2024
	(-200 bp rate shock)		(+200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.40%		10.12%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.17%		9.17%
Sensitivity Measure: Change in NPV Ratio	-123	bp	-95	bp

The pre-shock NPV ratio increased 128 basis points to 11.40 percent at September 30, 2024 from 10.12 percent at June 30, 2024 and the post-shock NPV ratio increased 100 basis points to 10.17 percent at September 30, 2024 from 9.17 percent at June 30, 2024. The increase of the pre-shock NPV ratio was primarily attributable to the changes in market interest rates, the composition of the balance sheet and the net income in the first three months of fiscal 2025, partly offset by a $9.0 million cash dividend distribution from the Bank to Provident Financial Holdings in September 2024.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumptions used when calculating the results described in the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM loans could result in an increase in delinquencies and defaults. Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Corporation, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of September 30, 2024:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of September 30, 2024
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$41,708	$—	$—	$6,485	$48,193
Investment securities	6,931	—	—	119,146	126,077
Loans held for investment	268,361	212,537	244,848	322,887	1,048,633
FHLB – San Francisco stock and other equity investments	10,133	—	—	—	10,133
Other assets	4,287	—	—	20,057	24,344
Total assets	$331,420	$212,537	$244,848	$468,575	$1,257,380

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	$—	$—	$—	$86,458	$86,458
Checking deposits - interest bearing	37,391	74,781	74,781	62,318	249,271
Savings deposits	47,580	95,160	95,161	—	237,901
Money market deposits	13,026	13,025	—	—	26,051
Time deposits	225,294	33,902	4,220	767	264,183
Borrowings	117,500	117,000	15,000	—	249,500
Other liabilities	1,634	—	—	12,776	14,410
Stockholders' equity	—	—	—	129,606	129,606
Total liabilities and stockholders' equity	$442,425	$333,868	$189,162	$291,925	$1,257,380

Repricing gap (negative) positive	$(111,005)	$(121,331)	$55,686	$176,650	$—
Cumulative repricing gap:
Dollar amount	$(111,005)	$(232,336)	$(176,650)	$—	$—
Percent of total assets	(9)%	(18)%	(14)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 and +100, and -100, -200 and -300 basis points.

The following table describes the results of the sensitivity of the net interest income analysis at September 30, 2024 and June 30, 2024.

At September 30, 2024		At June 30, 2024
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-1.29%	+300 bp	-8.12%
+200 bp	0.26%	+200 bp	-3.45%
+100 bp	0.32%	+100 bp	-0.51%
-100 bp	-0.43%	-100 bp	-0.67%
-200 bp	-1.91%	-200 bp	-1.15%
-300 bp	-4.80%	-300 bp	-1.86%

At September 30, 2024, the Corporation was in a slightly asset sensitive position as its interest-earning assets were expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except under the +300 basis point scenario. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2024 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2025.

					Maximum
				Total Number of	Number of Shares
				Shares Purchased as	that May Yet Be
	Total Number of		Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased		Paid per Share	Announced Plan	the Plan(1)
July 1, 2024 – July 31, 2024	—		$—	—	189,116
August 1, 2024 – August 31, 2024	34,968	(2)	$13.57	26,210	162,906
September 1, 2024 – September 30, 2024	67,431		$14.48	67,431	95,475
Total	102,399		$14.17	93,641	95,475	(3)

(1)	The Board approved the September 28, 2023 Stock Repurchase Plan (“Plan”) for a period of one year. On September 26, 2024, the Board approved an extension of the Plan for another year.
(2)	Includes 8,758 shares vested restricted stock surrendered in settlement of employees' withholding tax obligations.
(3)	Represents the shares available for future purchase under the Plan.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Trading Plans. During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2010)

3.2	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K filed on November 30, 2022)

4.1	Form of Certificate of Provident’s Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996)

4.2	Description of Capital Stock of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2019)

10.1	Employment Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.14 to the Corporation’s Form 8-K dated October 31, 2023)

10.2

Form of Amended Severance Agreement with TamHao B. Nguyen, Robert "Scott" Ritter, Lilian Salter, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q dated May 8, 2024)

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 7, 2024	/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	/s/ TamHao B. Nguyen
TamHao B. Nguyen
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)