Form 10-Q
period 2024-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2025-02-07
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2024

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2025, there were 6,690,711 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of December 31, 2024 and June 30, 2024	1
	Condensed Consolidated Statements of Operations for the Quarters and Six Months Ended December 31, 2024 and 2023	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters and Six Months Ended December 31, 2024 and 2023	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters and Six Months Ended December 31, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2024 and 2023	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	39
	Safe-Harbor Statement	39
	Critical Accounting Estimates	41
	Executive Summary and Operating Strategy	41
	Commitments and Derivative Financial Instruments	42
	Comparison of Financial Condition at December 31, 2024 and June 30, 2024	42
	Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2024 and 2023	44
	Asset Quality	55
	Loan Volume Activities	57
	Liquidity and Capital Resources	57
	Supplemental Information	59

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	60

ITEM 4 -	Controls and Procedures	64

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	64
ITEM 1A -	Risk Factors	65
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	65
ITEM 3 -	Defaults Upon Senior Securities	65
ITEM 4 -	Mine Safety Disclosures	65
ITEM 5 -	Other Information	65
ITEM 6 -	Exhibits	66

SIGNATURES		67

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share and Per Share Information

	December 31,	June 30,
	2024	2024
Assets
Cash and cash equivalents	$45,539	$51,376
Investment securities - held to maturity, at cost with no allowance for credit losses	118,888	130,051
Investment securities - available for sale, at fair value	1,750	1,849
Loans held for investment, net of allowance for credit losses of $7.0 million and $7.1 million, respectively; includes $1.0 million and $1.0 million of loans held at fair value, respectively; $778.6 million and $861.1 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $169.6 million and $178.6 million pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,053,603	1,052,979
Accrued interest receivable	4,167	4,287
FHLB - San Francisco stock and other equity investments, includes $650 and $540 of other equity investments at fair value, respectively	10,218	10,108
Premises and equipment, net	9,474	9,313
Prepaid expenses and other assets	11,327	12,237

Total assets	$1,254,966	$1,272,200

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$85,399	$95,627
Interest-bearing deposits	782,116	792,721
Total deposits	867,515	888,348

Borrowings	245,500	238,500
Accounts payable, accrued interest and other liabilities	13,321	15,411
Total liabilities	1,126,336	1,142,259

Commitments and Contingencies (Notes 6 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (40,000,000 and 40,000,000 shares authorized, 18,229,615 and 18,229,615 shares issued, and 6,705,691 and 6,847,821 shares outstanding, respectively)	183	183
Additional paid-in capital	98,747	98,532
Retained earnings	210,779	209,914
Treasury stock at cost (11,523,924 and 11,381,794 shares, respectively)	(181,094)	(178,685)
Accumulated other comprehensive income (loss), net of tax	15	(3)

Total stockholders’ equity	128,630	129,941

Total liabilities and stockholders’ equity	$1,254,966	$1,272,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Interest income:
Loans receivable, net	$13,050	$12,509	$26,073	$24,685
Investment securities	471	524	953	1,048
FHLB - San Francisco stock and other equity investments	213	197	423	376
Interest-earning deposits	287	435	647	898
Total interest income	14,021	13,665	28,096	27,007

Interest expense:
Checking and money market deposits	51	72	104	129
Savings deposits	117	73	229	111
Time deposits	2,506	2,128	5,165	3,918
Borrowings	2,588	2,618	5,223	4,936
Total interest expense	5,262	4,891	10,721	9,094

Net interest income	8,759	8,774	17,375	17,913
Provision for (recovery of) credit losses	586	(720)	(111)	(175)
Net interest income, after provision for (recovery of) credit losses	8,173	9,494	17,486	18,088

Non-interest income:
Loan servicing and other fees	60	124	164	103
Deposit account fees	282	299	580	587
Card and processing fees	300	333	620	686
Other	203	119	380	250
Total non-interest income	845	875	1,744	1,626

Non-interest expense:
Salaries and employee benefits	4,826	4,569	9,459	8,683
Premises and occupancy	917	903	1,868	1,806
Equipment	379	346	722	633
Professional	412	410	838	882
Sales and marketing	187	181	360	349
Deposit insurance premium and regulatory assessments	190	209	373	406
Other	883	726	1,697	1,441
Total non-interest expense	7,794	7,344	15,317	14,200

Income before income taxes	1,224	3,025	3,913	5,514
Provision for income taxes	352	884	1,141	1,611
Net income	$872	$2,141	$2,772	$3,903

Basic earnings per share	$0.13	$0.31	$0.41	$0.56
Diluted earnings per share	$0.13	$0.31	$0.41	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$872	$2,141	$2,772	$3,903

Change in unrealized holding income on securities available for sale and interest-only strips	1	34	26	44
Income tax expense	—	(10)	(8)	(13)
Other comprehensive income	1	24	18	31
Total comprehensive income	$873	$2,165	$2,790	$3,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended December 31, 2024 and 2023:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2024	6,769,247	$183	$98,711	$210,853	$(180,155)	$14	$129,606

Net income				872			872
Other comprehensive income						1	1
Purchase of treasury stock	(63,556)				(1,030)		(1,030)
Awards of restricted stock	—		(91)		91		—
Amortization of restricted stock			111				111
Stock options expense			16				16
Cash dividends(1)				(946)			(946)

Balance at December 31, 2024	6,705,691	$183	$98,747	$210,779	$(181,094)	$15	$128,630

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2024.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2023	7,007,058	$183	$99,554	$207,231	$(177,732)	$(31)	$129,205

Net income				2,141			2,141
Other comprehensive income						24	24
Purchase of treasury stock	(62,710)				(762)		(762)
Distribution of restricted stock	2,000						—
Awards of restricted stock			(18)		18		—
Amortization of restricted stock			59				59
Stock options expense			15				15
Tax effect from stock based compensation			(45)				(45)
Cash dividends(1)				(976)			(976)

Balance at December 31, 2023	6,946,348	$183	$99,565	$208,396	$(178,476)	$(7)	$129,661

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended December 31, 2024 and 2023:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2024	6,847,821	$183	$98,532	$209,914	$(178,685)	$(3)	$129,941

Net income				2,772			2,772
Other comprehensive income						18	18
Purchase of treasury stock(1)	(165,955)				(2,494)		(2,494)
Distribution of restricted stock	23,825						—
Awards of restricted stock			(91)		91		—
Forfeiture of restricted stock			6		(6)		—
Amortization of restricted stock			266				266
Stock options expense			34				34
Cash dividends(2)				(1,907)			(1,907)

Balance at December 31, 2024	6,705,691	$183	$98,747	$210,779	$(181,094)	$15	$128,630

(1)	Includes 8,758 shares acquired upon vesting of restricted stock in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.28 per share were paid in the six month ended December 31, 2024.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income ,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2023	7,043,170	$183	$99,505	$207,274	$(177,237)	$(38)	$129,687

Net income				3,903			3,903
Other comprehensive income						31	31
Purchase of treasury stock	(98,822)				(1,257)		(1,257)
Distribution of restricted stock	2,000						—
Awards of restricted stock			(18)		18		—
Amortization of restricted stock			102				102
Stock options expense			21				21
Tax effect from stock based compensation			(45)				(45)
Cash dividends(1)				(1,957)			(1,957)
Adoption of Current Expected Credit Loss ("CECL") standard				(824)			(824)

Balance at December 31, 2023	6,946,348	$183	$99,565	$208,396	$(178,476)	$(7)	$129,661

(1)	Cash dividends of $0.28 per share were paid in the six months ended December 31, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income	$2,772	$3,903
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,816	1,524
Recovery of credit losses	(111)	(175)
Net unrealized gain on other equity investments	(110)	—
Stock-based compensation	300	123
Provision for deferred income taxes	351	175
Decrease in accounts payable, accrued interest and other liabilities	(1,992)	(772)
Increase in prepaid expenses and other assets	(143)	(1,320)
Net cash provided by operating activities	2,883	3,458

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(1,251)	429
Principal payments from investment securities - held to maturity	10,956	12,353
Principal payments from investment securities - available for sale	125	203
Purchase of premises and equipment	(188)	(1,100)
Net cash provided by investing activities	9,642	11,885

Cash flows from financing activities:
Net decrease in deposits	(20,833)	(38,591)
Proceeds from long-term borrowings	62,000	37,500
Repayments of long-term borrowings	(20,000)	(10,009)
Repayments of short-term borrowings, net	(35,000)	(20,000)
Treasury stock purchases	(2,494)	(1,257)
Withholding taxes on stock-based compensation	(128)	—
Cash dividends	(1,907)	(1,957)
Net cash used for financing activities	(18,362)	(34,314)

Net decrease in cash and cash equivalents	(5,837)	(18,971)
Cash and cash equivalents at beginning of period	51,376	65,849
Cash and cash equivalents at end of period	$45,539	$46,878
Supplemental information:
Cash paid for interest	$11,340	$8,902
Cash paid for income taxes	$1,331	$2,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2024

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2024 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Annual Form 10-K”). The results of operations for the quarter and six months ended December 31, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2025.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2024-03:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU 2024-03 requires public business entities (“PBEs”) to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant expense captions because they include one or more of the five natural expense categories identified in this ASU. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Corporation is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

ASU 2023-09:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires PBEs to annually (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Corporation is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

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

As of December 31, 2024 and 2023, there were outstanding stock options to purchase 223,000 shares and 430,000 shares of the Corporation’s common stock, respectively. As of December 31, 2024 and 2023, there were 95,000 and 402,000 outstanding stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive. As of December 31, 2024 and 2023, there were outstanding restricted stock awards of 162,200 shares and 51,000 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2024 and 2023, respectively.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands, Except Earnings Per Share)	2024	2023	2024	2023
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$872	$2,141	$2,772	$3,903

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	6,745	6,969	6,789	6,993

Less effect of dilutive shares:
Stock options	13	—	6	—
Restricted stock	35	12	33	11

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	6,793	6,981	6,828	7,004

Basic earnings per share	$0.13	$0.31	$0.41	$0.56
Diluted earnings per share	$0.13	$0.31	$0.41	$0.56

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2024 and June 30, 2024 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
December 31, 2024	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$114,817	$118	$(13,704)	$101,231	$114,817
U.S. government sponsored enterprise CMO(2)	3,686	—	(175)	3,511	3,686
U.S. SBA securities(3)	385	—	(3)	382	385
Total investment securities - held to maturity	118,888	118	(13,882)	105,124	118,888

Available for sale
U.S. government agency MBS(1)	1,147	6	(1)	1,152	1,152
U.S. government sponsored enterprise MBS(1)	508	10	—	518	518
Private issue CMO(2)	81	—	(1)	80	80
Total investment securities - available for sale	1,736	16	(2)	1,750	1,750
Total investment securities	$120,624	$134	$(13,884)	$106,874	$120,638

(1)Mortgage-Backed Securities (“MBS”).
(2)Collateralized Mortgage Obligations (“CMO”).
(3)Small Business Administration (“SBA”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2024	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$125,883	$76	$(15,481)	$110,478	$125,883
U.S. government sponsored enterprise CMO	3,713	—	(253)	3,460	3,713
U.S. SBA securities	455	—	—	455	455
Total investment securities - held to maturity	130,051	76	(15,734)	114,393	130,051

Available for sale
U.S. government agency MBS	1,222	—	(14)	1,208	1,208
U.S. government sponsored enterprise MBS	548	5	—	553	553
Private issue CMO	91	—	(3)	88	88
Total investment securities - available for sale	1,861	5	(17)	1,849	1,849
Total investment securities	$131,912	$81	$(15,751)	$116,242	$131,900

In the second quarter of fiscal 2025 and 2024, the Corporation received MBS principal payments of $5.3 million and $5.9 million, respectively, and there were no purchases or sales of investment securities during these periods.

For the first six months of fiscal 2025 and 2024, the Corporation received MBS principal payments of $11.1 million and $12.6 million, respectively, and there were no purchases or sales of investment securities during these periods.

The Corporation held investments with an unrealized loss position of $13.9 million at December 31, 2024 and $15.8 million at June 30, 2024 as follows:

As of December 31, 2024	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$96,609	$13,704	$96,609	$13,704
U.S. government sponsored enterprise CMO	—	—	3,510	175	3,510	175
U.S. SBA securities	382	3	—	—	382	3
Total investment securities - held to maturity	382	3	100,119	13,879	100,501	13,882

Available for sale
U.S government agency MBS	—	—	381	1	381	1
Private issue CMO	64	—	17	1	81	1
Total investment securities - available for sale	64	—	398	2	462	2
Total investment securities	$446	$3	100,517	$13,881	$100,963	$13,884

As of June 30, 2024	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$105,530	$15,481	$105,530	$15,481
U.S. government sponsored enterprise CMO	—	—	3,460	253	3,460	253
U.S. SBA securities	455	—	—	—	455	—
Total investment securities - held to maturity	455	—	108,990	15,734	109,445	15,734

Available for sale
U.S government agency MBS	91	—	1,117	14	1,208	14
U.S. government sponsored enterprise MBS	—	—	8	—	8	—
Private issue CMO	—	—	88	3	88	3
Total investment securities - available for sale	91	—	1,213	17	1,304	17
Total investment securities	$546	$—	$110,203	$15,751	$110,749	$15,751

On quarterly basis, the Corporation evaluates the allowance for credit losses for its investment securities held to maturity and the credit losses for its investment securities held for sale based on ASC 326. At December 31, 2024, most of the $13.9 million of unrealized holding losses were in a loss position for 12 months or more, except $3,000 of unrealized holding losses that were in a loss position for less than 12 months; while at June 30, 2024, all $15.8 million of unrealized holding losses were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity recorded at amortized cost or available for sale recorded at fair market value as prescribed by GAAP. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment securities before the recovery of its amortized cost basis. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized cost is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized cost. There was no allowance for credit losses (“ACL”) on investment securities held to maturity and there was no impairment of investment securities available for sale at December 31, 2024 and June 30, 2024.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $246.2 million as of December 31, 2024 at the FHLB of San Francisco. In addition, the Bank has secured an estimated $198.5 million discount window facility at the FRB of San Francisco collateralized by investment securities totaling $115.6 million and loans held for investment totaling $169.6 million as of December 31, 2024. As of December 31, 2024, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of December 31, 2024. The total remaining available borrowing capacity across all sources totaled approximately $494.7 million at December 31, 2024.

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

At December 31, 2024 and June 30, 2024, the Corporation did not hold any investment securities held to maturity or investment securities available for sale with the intent to sell and determined it had the ability to hold these investment securities until maturity. It also determined that it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis.

Contractual maturities of investment securities as of December 31, 2024 and June 30, 2024 were as follows:

	December 31, 2024		June 30, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$334	$332	$349	$343
Due after one through five years	3,201	3,117	4,328	4,167
Due after five through ten years	43,776	40,366	49,331	44,830
Due after ten years	71,577	61,309	76,043	65,053
Total investment securities - held to maturity	118,888	105,124	130,051	114,393

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,579	1,593	1,055	1,053
Due after ten years	157	157	806	796
Total investment securities - available for sale	1,736	1,750	1,861	1,849
Total investment securities	$120,624	$106,874	$131,912	$116,242

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	December 31,	June 30,
(In Thousands)	2024	2024
Mortgage loans:
Single-family	$533,140	$518,091
Multi-family	433,724	445,182
Commercial real estate	77,984	83,349
Construction	1,480	2,692
Other	90	95
Commercial business loans	4,371	1,372
Consumer loans	59	65
Total loans held for investment, gross	1,050,848	1,050,846

Advance payments of escrows	321	102
Deferred loan costs, net	9,390	9,096
ACL on loans	(6,956)	(7,065)
Total loans held for investment, net	$1,053,603	$1,052,979

The following table sets forth information at December 31, 2024 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. At both December 31, 2024 and June 30, 2024, fixed rate loans comprised 10 percent of loans held for investment. Adjustable rate loans that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$43,222	$41,274	$133,501	$205,724	$109,419	$533,140
Multi-family	183,799	155,154	92,961	1,717	93	433,724
Commercial real estate	30,622	32,868	14,113	—	381	77,984
Construction	1,480	—	—	—	—	1,480
Other	—	—	—	—	90	90
Commercial business loans	4,229	—	—	—	142	4,371
Consumer loans	59	—	—	—	—	59
Total loans held for investment, gross	$263,411	$229,296	$240,575	$207,441	$110,125	$1,050,848

The following tables present the Corporation’s commercial real estate loans by property types and LTVs as of December 31, 2024 and June 30, 2024:

	Owner	Non-Owner		% of Total	Weighted
December 31, 2024	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,785	$20,426	$26,211	34%	41%
Mixed use (2)	286	15,011	15,297	20	34%
Retail	—	10,011	10,011	13	30%
Warehouse	2,050	9,265	11,315	14	30%
Medical/dental office	2,046	4,509	6,555	8	43%
Mobile home park	—	6,838	6,838	9	38%
Restaurant/fast food	685	497	1,182	1	46%
Automotive - non gasoline	—	575	575	1	26%
Total commercial real estate	$10,852	$67,132	$77,984	100%	37%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.9 million in Office/Retail, $4.7 million in Multi-family/Retail, $2.3 million in Other Mixed Use, $747,000 in Multi-family/Commercial and $679,000 in Multi-family/Office.

	Owner	Non-Owner		% of Total	Weighted
June 30, 2024	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$6,690	$20,084	$26,774	32%	43%
Mixed use (2)	293	15,797	16,090	19	35%
Retail	—	12,501	12,501	15	30%
Warehouse	2,076	9,848	11,924	14	31%
Mobile home park	—	6,909	6,909	8	38%
Medical/dental office	2,439	4,645	7,084	9	44%
Restaurant/fast food	690	500	1,190	2	46%
Automotive - non gasoline	—	578	578	1	26%
Live/work	—	299	299	—	13%
Total commercial real estate	$12,188	$71,161	$83,349	100%	37%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.9 million in Office/Retail, $4.7 million in Multi-family/Retail, $3.0 million in Other Mixed Use, $754,000 in Multi-family/Commercial and $685,000 in Multi-family/Office..

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of December 31, 2024 and June 30, 2024:

	Inland		Southern		Other
December 31, 2024	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$690	12%	$4,907	85%	$188	3%	$5,785	100%
Mixed use	—	—%	—	—%	286	100%	286	100%
Warehouse	—	—%	1,670	81%	380	19%	2,050	100%
Medical/dental office	274	13%	1,772	87%	—	—%	2,046	100%
Restaurant/fast food	—	—%	685	100%	—	—%	685	100%
Total owner occupied	964	9%	9,034	83%	854	8%	10,852	100%

Non-owner occupied:
Office	3,891	19%	13,666	67%	2,869	14%	20,426	100%
Mixed use	453	3%	6,291	42%	8,267	55%	15,011	100%
Retail	1,036	10%	5,433	54%	3,542	36%	10,011	100%
Warehouse	596	7%	4,390	47%	4,279	46%	9,265	100%
Mobile home park	4,809	70%	355	5%	1,674	25%	6,838	100%
Medical/dental office	1,747	39%	2,082	46%	680	15%	4,509	100%
Restaurant/fast food	—	—%	497	100%	—	—%	497	100%
Automotive - non gasoline	—	—%	575	100%	—	—%	575	100%
Total non-owner occupied	12,532	19%	33,289	49%	21,311	32%	67,132	100%

Total commercial real estate	$13,496	17%	$42,323	54%	$22,165	29%	$77,984	100%

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

	Inland		Southern		Other
June 30, 2024	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$1,540	23%	$4,959	74%	$191	3%	$6,690	100%
Mixed use	—	—%	—	—%	293	100%	293	100%
Warehouse	—	—%	1,689	81%	387	19%	2,076	100%
Medical/dental office	276	11%	1,791	74%	372	15%	2,439	100%
Restaurant/fast food	—	—	690	100%	—	—%	690	100%
Total owner occupied	1,816	15%	9,129	75%	1,243	10%	12,188	100%

Non-owner occupied:
Office	2,951	15%	13,837	69%	3,296	16%	20,084	100%
Mixed use	505	3%	6,243	40%	9,049	57%	15,797	100%
Retail	1,050	8%	6,996	56%	4,455	36%	12,501	100%
Warehouse	605	6%	4,774	49%	4,469	45%	9,848	100%
Mobile home park	4,859	70%	358	5%	1,692	25%	6,909	100%
Medical/dental office	1,797	39%	2,159	46%	689	15%	4,645	100%
Restaurant/fast food	—	—%	500	100%	—	—%	500	100%
Automotive - non gasoline	—	—%	578	100%	—	—%	578	100%
Live/work	—	—%	—	—%	299	100%	299	100%
Total non-owner occupied	11,767	16%	35,445	50%	23,949	34%	71,161	100%

Total commercial real estate	$13,583	16%	$44,574	54%	$25,192	30%	$83,349	100%

(1)	Inland Empire comprised of San Bernardino and Riverside counties.
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

The Corporation categorizes all loans held for investment into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass – A pass loan ranges from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Corporation is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current financial standing and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or

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

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of December 31, 2024:

December 31, 2024	Term Loans by Year of Origination						Revolving
(In Thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$64,156	$53,394	$201,366	$145,262	$17,203	$49,246	$8	$530,635
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	531	-	1,974	-	2,505
Total single-family	64,156	53,394	201,366	145,793	17,203	51,220	8	533,140
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	21,990	28,739	74,938	84,977	59,421	160,951	-	431,016
Special Mention	-	-	-	-	-	632	-	632
Substandard	-	-	-	471	-	1,605	-	2,076
Total multi-family	21,990	28,739	74,938	85,448	59,421	163,188	-	433,724
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	5,202	12,784	23,027	3,956	5,377	27,103	-	77,449
Special Mention	-	-	-	-	-	-	-	-
Substandard	118	417	-	-	-	-	-	535
Total commercial real estate	5,320	13,201	23,027	3,956	5,377	27,103	-	77,984
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	1,480	-	-	-	-	-	-	1,480
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	1,480	-	-	-	-	-	-	1,480
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	90	-	-	90
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	90	-	-	90
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	114	-	-	-	4,257	4,371
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	114	-	-	-	4,257	4,371
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	17	-	-	-	-	-	-	17
Pass	-	-	-	-	-	-	42	42
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	17	-	-	-	-	-	42	59
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$92,963	$95,334	$299,445	$235,197	$82,091	$241,511	$4,307	$1,050,848
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2024:

June 30, 2024	Term Loans by Year of Origination						Revolving
(In Thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$19,476	$60,688	$205,817	$149,084	$19,606	$59,702	$14	$514,387
Special Mention	-	-	-	-	-	1,111	-	1,111
Substandard	-	-	-	-	-	2,593	-	2,593
Total single-family	19,476	60,688	205,817	149,084	19,606	63,406	14	518,091
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	10,374	28,892	75,876	86,916	60,938	180,119	-	443,115
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	478	-	1,589	-	2,067
Total multi-family	10,374	28,892	75,876	87,394	60,938	181,708	-	445,182
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	1,480	228	984	-	-	-	-	2,692
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	1,480	228	984	-	-	-	-	2,692
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	95	-	-	95
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	95	-	-	95
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	133	-	-	-	1,239	1,372
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	133	-	-	-	1,239	1,372
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	23	-	-	-	-	-	-	23
Pass	-	-	-	-	-	-	42	42
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	23	-	-	-	-	-	42	65
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$35,227	$103,571	$306,108	$240,496	$86,089	$278,060	$1,295	$1,050,846
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The ACL is a valuation account that is deducted from the related loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation’s ACL is calculated quarterly, with changes in the ACL recorded through an entry to the provision for (recovery of) credit losses. Management calculates the quantitative portion of the collectively evaluated allowance for all loan categories using an average charge-off or loss rate methodology and generally evaluates collectively evaluated loans by the Office of Comptroller of the Currency’s Call Report code in order to group and determine portfolio loan segments with similar risk characteristics. The Corporation primarily utilizes historical loss rates for the ACL calculation based on its own specific historical losses and/or with peer loss history where applicable.

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

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of modifications noted above. During the quarters and six months ended December 31, 2024 and 2023, there were no loan modifications to borrowers experiencing financial difficulties. At December 31, 2024 and June 30, 2024, there were no loans with modified balances.

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

The following table discloses additional details for the periods indicated on the Corporation’s ACL on loans held for investment:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2024	2023	2024	2023

ACL, beginning of period	$6,329	$7,679	$7,065	$5,946

Impact of ASC 326 CECL adoption(1)	—	—	-	1,197

Provision for (recovery of) credit losses	627	(679)	(109)	(143)

Total recoveries	—	—	—	—

Total charge-offs	—	—	—	—

Net recoveries (charge-offs)	—	—	—	—
ACL, end of period	$6,956	$7,000	$6,956	$7,000

ACL on loans as a percentage of gross loans held for investment	0.66%	0.65%	0.66%	0.65%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	—%	—%	—%	—%
ACL on loans as a percentage of gross non-performing loans at the end of the period	269.40%	386.74%	269.40%	386.74%

(1)	Represents the impact of adopting ASC 326 on July 1, 2023. Since that date, as a result of adopting ASC 326, the methodology to compute the ACL has been based on CECL methodology, rather than the previously applied incurred loss methodology.

The following tables denote the past due status of the Corporation's loans held for investment, including interest applied to principals, at the dates indicated.

	December 31, 2024
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment

Mortgage loans:
Single-family	$530,634	$—	$2,506	$533,140
Multi-family	433,724	—	—	433,724
Commercial real estate	77,984	—	—	77,984
Construction	1,480	—	—	1,480
Other	90	—	—	90
Commercial business loans	4,371	—	—	4,371
Consumer loans	56	3	—	59
Total loans held for investment	$1,048,339	$3	$2,506	$1,050,848

	June 30, 2024
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment

Mortgage loans:
Single-family	$515,498	$—	$2,593	$518,091
Multi-family	445,182	—	—	445,182
Commercial real estate	83,349	—	—	83,349
Construction	2,692	—	—	2,692
Other	95	—	—	95
Commercial business loans	1,372	—	—	1,372
Consumer loans	64	1	—	65
Total loans held for investment	$1,048,252	$1	$2,593	$1,050,846

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended December 31, 2024
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,679	$503	$58	$78	$1	$10	$—	$6,329
Provision for (recovery of) credit losses	582	46	1	(30)	1	27	—	627
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,261	549	59	48	2	37	—	6,956
ACL, end of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956

Loans held for investment:
Individually evaluated for impairment	$742	$—	$—	$—	$—	$—	$—	$742
Collectively evaluated for impairment	532,398	433,724	77,984	1,480	90	4,371	59	1,050,106
Total loans held for investment, gross	$533,140	$433,724	$77,984	$1,480	$90	$4,371	$59	$1,050,848
ACL on loans as a percentage of gross loans held for investment	1.17%	0.13%	0.08%	3.24%	2.22%	0.85%	—%	0.66%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Quarter Ended December 31, 2023
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,875	$659	$76	$54	$4	$11	$—	$7,679
(Recovery of) provision for credit losses	(640)	(17)	(3)	(18)	(2)	1	—	(679)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000

ACL:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for impairment	6,198	642	73	36	2	12	—	6,963
ACL, end of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000

Loans held for investment:
Individually evaluated for impairment	$810	$—	$—	$—	$—	$—	$—	$810
Collectively evaluated for impairment	521,134	458,502	88,640	2,534	102	1,616	68	1,072,596
Total loans held for investment, gross	$521,944	$458,502	$88,640	$2,534	$102	$1,616	$68	$1,073,406
ACL on loans as a percentage of gross loans held for investment	1.19%	0.14%	0.08%	1.42%	1.96%	0.74%	—%	0.65%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Six Months Ended December 31, 2024
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065
(Recovery of) provision for credit losses	(34)	(46)	(7)	(49)	1	26	—	(109)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,261	549	59	48	2	37	—	6,956
ACL, end of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956

Loans held for investment:
Individually evaluated for impairment	$742	$—	$—	$—	$—	$—	$—	$742
Collectively evaluated for impairment	532,398	433,724	77,984	1,480	90	4,371	59	1,050,106
Total loans held for investment, gross	$533,140	$433,724	$77,984	$1,480	$90	$4,371	$59	$1,050,848
ACL on loans as a percentage of gross loans held for investment	1.17%	0.13%	0.08%	3.24%	2.22%	0.85%	—%	0.66%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Six Months Ended December 31, 2023
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946
Adjustment to allowance for adoption of ASC 326	4,605	(2,614)	(786)	47	3	(54)	(4)	1,197
Recovery of credit losses	(90)	(14)	(9)	(26)	(3)	(1)	—	(143)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000

ACL:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for impairment	6,198	642	73	36	2	12	—	6,963
ACL, end of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000

Loans held for investment:
Individually evaluated for impairment	$810	$—	$—	$—	$—	$—	$—	$810
Collectively evaluated for impairment	521,134	458,502	88,640	2,534	102	1,616	68	1,072,596
Total loans held for investment, gross	$521,944	$458,502	$88,640	$2,534	$102	$1,616	$68	$1,073,406
ACL on loans as a percentage of gross loans held for investment	1.19%	0.14%	0.08%	1.42%	1.96%	0.74%	—%	0.65%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

The following tables identify the Corporation’s total recorded investment in non-performing loans, gross by type at the dates and for the periods indicated. Generally, a loan is placed on non-performing status when it becomes 90 days past due as to principal or interest or after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current, the borrower(s) has demonstrated sustained payment performance (generally six-month consecutive payments) and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance have been (a) collectively evaluated using a pooling method analysis or (b) individually evaluated using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell, to establish realizable value. This analysis may identify a specific allowance amount needed or may conclude that no allowance is needed.

	At December 31, 2024
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$1,840	$—	$1,840	$(52)	$1,788
Without a related allowance(2)	767	(25)	742	—	742
Total single-family loans	2,607	(25)	2,582	(52)	2,530

Total non-performing loans	$2,607	$(25)	$2,582	$(52)	$2,530

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At June 30, 2024
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,267	$—	$2,267	$(73)	$2,194
Without a related allowance(2)	427	(25)	402	—	402
Total single-family loans	2,694	(25)	2,669	(73)	2,596

Total non-performing loans	$2,694	$(25)	$2,669	$(73)	$2,596

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At December 31, 2024, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended December 31, 2024 and 2023, the Corporation’s average recorded investment in non-performing loans was $2.4 million and $1.4 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarters ended December 31, 2024 and 2023, the Bank received $19,000 and $21,000, respectively, in interest payments from non-performing loans, all of which was recognized as interest income for those periods. None of these payments were applied to reduce the loan balances under the cost recovery method.

For the six months ended December 31, 2024 and 2023, the Corporation’s average recorded investment in non-performing loans was $2.4 million and $1.4 million, respectively. For the six months ended December 31, 2024 and 2023, the Bank received $58,000 and $39,000, respectively, in interest payments from non-performing loans, all of which was recognized as interest income for those periods. None of these payments were applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and six months ended December 31, 2024 and 2023:

	Quarter Ended December 31,
	2024		2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$743	$1	$73	$8
	743	1	73	8

With related ACL:
Mortgage loans:
Single-family	1,688	18	1,347	13
	1,688	18	1,347	13

Total	$2,431	$19	$1,420	$21

	Six Months Ended December 31,
	2024		2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$795	$6	$162	$8
	795	6	162	8

With related ACL:
Mortgage loans:
Single-family	1,633	52	1,255	31
	1,633	52	1,255	31

Total	$2,428	$58	$1,417	$39

During the quarters and six months ended December 31, 2024 and 2023, no properties were acquired in the settlement of loans and no previously foreclosed upon properties were sold. A new appraisal is obtained on each of the properties at the time of foreclosure and the fair value is derived by using the lower of the appraised value or the listing price of the property, net of selling costs. Any initial loss upon repossession is recorded as a charge to the ACL before being transferred to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the Condensed Consolidated Statements of Operations. In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred. As of both December 31, 2024 and June 30, 2024, there was no real estate owned property.

The Bank adjusts the reserve for unfunded loan commitments through the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the quarters and six months ended December 31, 2024 and 2023.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2024	2023	2024	2023
Balance, beginning of the period	$96	$51	$57	$42
Recovery of credit losses	(41)	(41)	(2)	(32)
Balance, end of the period	$55	$10	$55	$10

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

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of December 31, 2024 and June 30, 2024, the Corporation had commitments to extend credit on loans to be held for investment of $8.8 million and $9.4 million, respectively.

The following table provides information regarding unfunded loan commitments, which are comprised of undisbursed loan funds, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2024	June 30, 2024
(In Thousands)
Undisbursed loan funds – Construction loans	$—	$435
Undisbursed loan funds – Single-family loans(1)	146	—
Undisbursed lines of credit – Commercial business loans	1,768	2,936
Undisbursed lines of credit – Consumer loans	326	341
Commitments to extend credit on loans to be held for investment	8,797	9,387
Total	$11,037	$13,099

(1)	Consists of undisbursed loan funds of previously reported construction loans that converted to single-family loans based on their contractual terms.

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of December 31, 2024 and June 30, 2024, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee monthly to compensate the Bank for accepting the recourse obligation. As of December 31, 2024 and June 30, 2024, the Bank serviced $2.9 million and $3.1 million of loans under this program, respectively, and has established a recourse liability of $7,000 and $8,000, respectively.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the investor’s credit requirements, if any party involved in the loan misrepresented pertinent facts, committed fraud, or if the loans became 90-days past due within 120 days of the loan funding date. During the quarters and six months ended December 31, 2024 and 2023, the Bank did not repurchase any loans or settle any repurchase requests. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $16,000 and $18,000 as of December 31, 2024 and June 30, 2024, respectively, for loans sold to other investors.

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2024 and 2023:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
Recourse Liability	2024	2023	2024	2023
(In Thousands)
Balance, beginning of the period	$23	$33	$26	$33
(Recovery) provision for recourse liability	—	(2)	(3)	(2)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$23	$31	$23	$31

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of December 31, 2024:
Loans held for investment, at fair value	$1,016	$1,179	$(163)

As of June 30, 2024:
Loans held for investment, at fair value	$1,047	$1,200	$(153)

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

Unobservable inputs for the assets or liabilities that use significant assumptions, including assumptions of risks. These unobservable assumptions reflect the Corporation’s estimate of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of pricing models, discounted cash flow models and similar techniques.

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

Loans with an individually evaluated allowance that are recorded at fair value on a nonrecurring basis are loans which are inadequately protected by the current financial standing and paying capacity of the borrower(s) or of the collateral pledged. These loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. The fair value of a loan with an individually evaluated allowance is determined based on the discounted cash flow or current appraised value of the underlying collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the collateral. For commercial real estate loans with an individually evaluated allowance, the fair value is derived from the appraised value of its collateral. Loans with an individually evaluated allowance are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above (Level 3). This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the ACL. These adjustments to the estimated fair value of loans with an individually evaluated allowance may result in increases or decreases to the provision for (recovery of) credit losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,152	$—	$1,152
U.S. government sponsored enterprise MBS	—	518	—	518
Private issue CMO	—	—	80	80
Investment securities - available for sale	—	1,670	80	1,750

Loans held for investment, at fair value	—	—	1,016	1,016
Other equity investments, fair value	—	650	—	650
Interest-only strips	—	—	6	6
Total assets	$—	$2,320	$1,102	$3,422

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,208	$—	$1,208
U.S. government sponsored enterprise MBS	—	553	—	553
Private issue CMO	—	—	88	88
Investment securities - available for sale	—	1,761	88	1,849

Loans held for investment, at fair value	—	—	1,047	1,047
Other equity investments, fair value	—	540	—	540
Interest-only strips	—	—	8	8
Total assets	$—	$2,301	$1,143	$3,444

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2024
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at September 30, 2024	$85	$1,082	$6	$1,173
Total gains or losses (realized/unrealized):
Included in earnings	—	(55)	—	(55)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(5)	(11)	—	(16)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2024	$80	$1,016	$6	$1,102

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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
(2)
(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Six Months Ended December 31, 2024
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2024	$88	$1,047	$8	$1,143
Total gains or losses (realized/unrealized):
Included in earnings	—	(10)	—	(10)
Included in other comprehensive income	2	—	(2)	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(10)	(21)	—	(31)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2024	$80	$1,016	$6	$1,102

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

	For the Six Months Ended December 31, 2023
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2023	$102	$1,312	$9	$1,423
Adjustment due to ASC 326 CECL adoption	—	28	—	28
Total gains or losses (realized/ unrealized):
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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	—	—	119	119
Total	$—	$—	$119	$119

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$—	$695	$695
Mortgage servicing assets	—	—	87	87
Total	$—	$—	$782	$782

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of December 31, 2024:

					Impact to
	Fair Value				Valuation
	As of				from an
	December 31,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2024	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$80	Market comparable pricing	Comparability adjustment	(0.7%) - (2.6%) (1.1%)	Increase

Loans held for investment, at fair value	$1,016	Relative value analysis	Broker quotes	85.8% - 87.9% (87.2%)	Increase
			ACL factors	0.9% - 1.1% (1.0%)	Decrease

Mortgage servicing assets	$119	Discounted cash flow	Prepayment speed (CPR)	5.8% - 60.0% (11.5%)	Decrease
			Discount rate	9.0% - 10.5% (9.1%)	Decrease

Interest-only strips	$6	Discounted cash flow	Prepayment speed (CPR)	8.6% - 20.5% (15.0%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2024 and June 30, 2024 was as follows:

	December 31, 2024
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,052,587	$999,462	$—	$—	$999,462
Investment securities - held to maturity	$118,888	$105,124	$—	$105,124	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$867,515	$867,835	$—	$867,835	$—
Borrowings	$245,500	$245,704	$—	$245,704	$—

	June 30, 2024
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,051,932	$973,453	$—	$—	$973,453
Investment securities - held to maturity	$130,051	$114,393	$—	$114,393	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,348	$888,527	$—	$888,527	$—
Borrowings	$238,500	$237,691	$—	$237,691	$—

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the second quarter of fiscal 2025, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters and six months ended December 31, 2024 and 2023:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
Type of Services	2024	2023	2024	2023
(In Thousands)
Loan servicing and other fees(1)	$60	$124	$164	$103
Deposit account fees	282	299	580	587
Card and processing fees	300	333	620	686
Other(2)	203	119	380	250
Total non-interest income	$845	$875	$1,744	$1,626

(1)	Not within the scope of ASC 606.
(2)	Includes net BOLI income of $46 thousand, $47 thousand, $92 thousand and $93 thousand, net loss on sale of loans of $20 thousand, $65 thousand, $41 thousand and $65 thousand, and net unrealized gain on other equity investments of $85 thousand, $0, $110 thousand and $0 for the quarters and six months ended December 31, 2024 and 2023, respectively which are not within the scope of ASC 606.

For both the quarters and six months ended December 31, 2024 and 2023, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities, while right-of-use assets are recorded in premises and equipment in the Corporation's Condensed Consolidated Statements of Financial Condition. At December 31, 2024, all of the Corporation's leases were classified as operating leases and the Corporation did not have any operating leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the quarters and six months ended December 31, 2024 and 2023, expenses associated with the Corporation’s leases totaled $203,000, $247,000, $419,000 and $494,000, respectively. Expenses associated with the Corporation’s leases are recorded in either premises and occupancy or equipment, as applicable, in the Condensed Consolidated Statements of Operations.

The following tables present supplemental information related to operating leases at the date and for the periods indicated:

	As of
(In Thousands)	December 31, 2024	June 30, 2024
Condensed Consolidated Statements of Condition:
Premises and equipment - Operating lease right-of-use assets	$1,766	$1,356
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,810	$1,407

	Quarter Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2024	2023	2024	2023
Condensed Consolidated Statements of Operations:
Premises and occupancy expenses from operating leases(1)	$168	$212	$350	$425
Equipment expenses from operating leases(1)	35	35	69	69
Total lease expense	$203	$247	$419	$494

(1)	Includes immaterial variable lease costs.

	Six Months Ended	Six Months Ended
(In Thousands)	December 31, 2024	December 31, 2023
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$418	$463

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of December 31, 2024:

Amount(1)
Fiscal Year Ending June 30,	(In Thousands)
Remainder of fiscal 2025	$347
Fiscal 2026	628
Fiscal 2027	439
Fiscal 2028	369
Fiscal 2029	141
Thereafter	11
Total contract lease payments	$1,935

Total liability to make lease payments	$1,810
Difference in undiscounted and discounted future lease payments	$125
Weighted average discount rate	3.70%
Weighted average remaining lease term (years)	3.2

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On September 28, 2023, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 350,353 shares of the Corporation’s outstanding common stock over a one-year period. On September 26, 2024, the Board extended the existing stock repurchase plan, which had 99,968 shares remaining available for purchase as of that date, until September 26, 2025 or until completion or cancellation, whichever occurs first.

During the second quarter of fiscal 2025, the Corporation purchased 63,556 shares of its common stock under the existing stock repurchase plan with a weighted average cost of $16.04 per share. For the first six months of fiscal 2025, the Corporation purchased 157,197 shares of its common stock under the existing stock repurchase plan with a weighted average cost of $14.98 per share. As of December 31, 2024, 31,919 shares or nine percent of authorized common stock under the existing plan remain available for purchase.

Note 11: Subsequent Events

On January 23, 2025, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on February 13, 2025 are entitled to receive the cash dividend. The cash dividend will be payable on March 6, 2025.

On January 23, 2025, the Corporation announced that the Board of Directors authorized the repurchase of up to five percent (5%) of the Corporation’s common stock, or approximately 334,773 shares. The Corporation plans to purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period subject to market conditions, the capital requirements of the Corporation, available cash and other relevant factors. Additionally, the stock repurchase program initiated in September 2023, which was extended on September 26, 2024, was terminated effective January 24, 2025. As a result, 21,691 shares that remained eligible for repurchase under the September 2023 program will no longer be repurchased.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At December 31, 2024, the Corporation had total assets of $1.25 billion, total deposits of $867.5 million and total stockholders’ equity of $128.6 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On October 24, 2024, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for shareholders of record as of the close of business on November 14, 2024. This dividend was paid on December 5, 2024. Future dividend declarations and payments will be subject to the Board of Directors’ discretion, considering factors such as the Corporation’s financial condition, operational results, tax implications, capital requirements, industry standards, legal restrictions, economic conditions, and other relevant factors, including regulatory limitations that affect the Bank’s ability to pay dividends to the Corporation. Under Delaware law, dividends may be paid from surplus or, in the abset of surplus, from net profits of the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements include, but are not limited to:

●	adverse economic conditions in our local market areas or other markets where we have lending relationships;
●	effects of employment levels, labor shortages, inflation, a recession or slowed economic growth;
●	changes in the interest rate environment, including increases or decreases in the Federal Reserve benchmark rate and the duration of such levels, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and the Federal Reserve monetary policy;
●	the effects of any Federal government shutdown;
●	credit risks of lending activities, including loan delinquencies, loan charge-offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan, and deposit products;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	fluctuations in deposits;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	expectations regarding key growth initiatives and strategic priorities;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	results of examinations of us by regulatory authorities, which may include the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
●	legislative and regulatory changes, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	disruptions or security breaches, or other adverse events, failures or interruptions in or attacks on our information technology systems or on our third-party vendors;
●	staffing fluctuations in response to product demand or corporate implementation of strategies;
●	our ability to pay dividends on our common stock;
●	environmental, social and governance goals;
●	the potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events;
●	availability of appropriate insurance products in our market areas;
●	and other factors described in our Form 10-K and in this Quarterly Reports on Form 10-Q and other reports filed with and furnished to the Securities and Exchange Commission (“SEC”), which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov.

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

The Corporation’s critical accounting estimates are described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Form 10-K”). There have not been any material changes in the Corporation’s critical accounting policies and estimates as compared to the disclosures contained in the Corporation’s 2024 Form 10-K.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control as described in the 2024 Form 10-K. The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.

The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the Corporation’s loans are secured by real estate located within California, significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate. Additionally, the commercial real estate environment, particularly office space of various types, currently presents elevated risk within the banking industry. In response, the Bank has reviewed its existing loans collateralized by office space for any outsized exposure and implemented tighter underwriting standards for this collateral type. At December 31, 2024, our commercial real estate portfolio totaled $78.0 million, including office space of various types, totaling approximately $40.4 million or 51.8 percent of the total commercial real estate portfolio and 3.8 percent of the total loan portfolio.

The recent wildfires in California, which began in January 2025, have not materially impacted the Bank’s customers or collateral in our market area. However, the statewide economic repercussions of these events may indirectly affect the Corporation. These repercussions include increased insurance premiums, stricter underwriting standards, and potential shifts in property values, which could elevate credit risk. Additionally, the long-term risk of recurring wildfires due to climate change presents ongoing challenges to real estate markets across the state. The Corporation remains committed to prudent risk management practices and continues to monitor these developments to mitigate potential risks and support customers in navigating any financial challenges that may arise. For additional information, see “Asset Quality” below.

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

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

Total assets decreased one percent to $1.25 billion at December 31, 2024 from $1.27 billion at June 30, 2024. The decrease was primarily attributable to decreases in cash and cash equivalents and investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, decreased $5.9 million, or 11 percent, to $45.5 million at December 31, 2024 from $51.4 million at June 30, 2024. The decrease in total cash and cash equivalents was primarily attributable to deposit outflows and management’s proactive strategy to manage liquidity based upon recent economic conditions.

Investment securities (held to maturity and available for sale) decreased $11.3 million, or nine percent, to $120.6 million at December 31, 2024 from $131.9 million at June 30, 2024. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first six months of fiscal 2025, with no purchases or sales of investment securities during the period. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $624,000 to $1.05 billion at December 31, 2024 from June 30, 2024, predominantly due to an increase in single-family loans, partly offset by declines in multi-family and commercial real estate loans. During the first six months of fiscal 2025, the Corporation originated $65.4 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans located throughout California. The Corporation did not purchase any loans during the first six months of fiscal 2025. Total loan principal payments during the first six months of fiscal 2025 were $68.4 million, up 68 percent from $40.8 million during the comparable period in fiscal 2024. Single-family loans held for investment at December 31, 2024 and June 30, 2024 totaled $533.1 million and $518.1 million, representing approximately 51 percent and 49 percent of loans held for investment, respectively. Multi-family loans held for investment at December 31, 2024 and June 30, 2024 totaled $433.7 million and $445.2 million, respectively, representing approximately 41 percent and 42 percent of loans held for investment, respectively. Commercial real estate loans held for investment at December 31, 2024 and June 30, 2024 totaled $78.0 million and $83.3 million, respectively, representing approximately seven percent and eight percent of loans held for investment, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2024 and June 30, 2024, as a percentage of the total dollar amount of loans outstanding:

As of December 31, 2024:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$146,360	27%	$173,452	33%	$213,093	40%	$235	—%	$533,140	100%
Multi-family	52,815	12%	252,507	58%	128,402	30%	—	—%	433,724	100%
Commercial real estate	13,496	17%	42,323	54%	22,165	29%	—	—%	77,984	100%
Construction	—	—%	1,480	100%	—	—%	—	—%	1,480	100%
Other	—	—%	90	100%	—	—%	—	—%	90	100%
Total	$212,671	20%	$469,852	45%	$363,660	35%	$235	—%	$1,046,418	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2024:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$146,003	29%	$175,127	34%	$196,707	37%	$254	—%	$518,091	100%
Multi-family	56,693	13%	256,692	59%	131,797	28%	—	—%	445,182	100%
Commercial real estate	13,583	18%	44,574	54%	25,192	28%	—	—%	83,349	100%
Construction	228	30%	1,480	58%	984	12%	—	—%	2,692	100%
Other	—	—%	95	100%	—	—%	—	—%	95	100%
Total	$216,507	23%	$477,968	46%	$354,680	31%	$254	—%	$1,049,409	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits decreased $20.8 million, or two percent, to $867.5 million at December 31, 2024 from $888.3 million at June 30, 2024, due to decreases in all account categories, except time deposits. The decrease in total deposits was primarily due to customers seeking higher interest rates as competition for deposits in our market area remains strong. Total uninsured deposits were approximately $134.7 million and $122.7 million at December 31, 2024 and June 30, 2024, respectively. The amounts of uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Transaction account balances or “core deposits” decreased $21.6 million, or four percent, to $592.9 million at December 31, 2024 from $614.5 million at June 30, 2024, while time deposits increased $753,000 to $274.6 million at December 31, 2024 from $273.9 million at June 30, 2024. The increase in time deposits was primarily due to the increase in brokered certificates of deposit, partly offset by a decline in retail time deposits. At December 31, 2024 and June 30, 2024, total brokered certificates of deposit were $143.8 million and $131.8 million, respectively. Excluding brokered certificates of deposit, the percentage of time deposits to total deposits was 18 percent and 19 percent at December 31, 2024 and June 30, 2024, respectively.

Total borrowings increased $7.0 million, or three percent, to $245.5 million at December 31, 2024 from $238.5 million at June 30, 2024. The increase in borrowings was primarily to fund deposit outflows. At December 31, 2024 and June 30, 2024, borrowings were comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity declined $1.3 million, or one percent, to $128.6 million at December 31, 2024 from $129.9 million at June 30, 2024. The decrease was primarily due to $1.9 million of cash dividends paid to shareholders and $2.5 million of stock repurchases, partly offset by net income of $2.8 million in the first six months of fiscal 2025 and the amortization of stock-based compensation of $300,000. The Corporation repurchased 157,197 shares of its common stock in the open market at a weighted average cost of $14.98 per share during the first six months of fiscal 2025 pursuant to its publicly announced stock repurchase program. In addition, the Corporation acquired 8,758 shares of the Corporation common stock at a cost of $13.24 per share in settlement of employees' withholding tax obligations related to the vesting of restricted stock in the first six months of fiscal 2025.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2024 and 2023

Net income for the second quarter of fiscal 2025 was $872,000, down $1.3 million or 59 percent from $2.1 million in the same period of fiscal 2024. The decrease was primarily attributable to a $586,000 provision for credit losses in the second quarter of fiscal 2025 (in contrast to a $720,000 recovery of credit losses in the same quarter last year) and a $450,000 increase in non-interest expense.

For the first six months of fiscal 2025, net income was $2.8 million, down $1.1 million or 29 percent from $3.9 million in the same period of fiscal 2024. The decrease was attributable to a $1.1 million increase in non-interest expense and a $538,000 decrease in net interest income, partly offset by a $118,000 increase in non-interest income in the first six months of fiscal 2025 as compared to the same period in fiscal 2024.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 81.15 percent for the second quarter of fiscal 2025, compared to 76.11 percent in the same period last year. The deterioration of the efficiency ratio during the current quarter compared to the same period last year was primarily due to higher non-interest expenses. For the first six months of fiscal 2025, the efficiency ratio was 80.11 percent, compared to 72.68 percent for the same period of fiscal 2024. The deterioration of the efficiency ratio during the first six months of fiscal 2025 compared to the same period last year was due to both higher non-interest expenses and a lower net interest income, partly offset by a higher non-interest income.

Return on average assets was 0.28 percent in the second quarter of fiscal 2025, down 38 basis points from 0.66 percent in the same period last year. For the first six months of fiscal 2025, return on average assets was 0.45 percent, down 15 basis points from 0.60 percent in the same period last year.

Return on average stockholders’ equity was 2.66 percent in the second quarter of fiscal 2025, down from 6.56 percent in the same period last year. For the first six months of fiscal 2025, return on average stockholders’ equity was 4.22 percent, down from 5.98 percent in the same period last year.

Diluted earnings per share for the second quarter of fiscal 2025 were $0.13, down 58 percent from $0.31 in the same period last year. For the first six months of fiscal 2025, diluted earnings per share were $0.41, down 27 percent from $0.56 in the same period last year.

Net Interest Income:

For the Quarters Ended December 31, 2024 and 2023. Net interest income decreased $15,000 to $8.8 million for the second quarter of fiscal 2025 as compared to the same quarter last year. The slight decrease in net interest income was due to a lower average balance of interest-earning assets, partly offset by a higher net interest margin. The average balance of interest-earning assets decreased $58.2 million, or five percent, to $1.20 billion in the second quarter of fiscal 2025 from $1.26 billion the same quarter last year as the average balance of investment securities, loans receivable and interest-earning deposits all declined. The average balance of interest-bearing liabilities decreased $55.4 million, or five percent, to $1.09 billion in the second quarter of fiscal 2025 from $1.15 billion in the same quarter last year primarily reflecting the decrease in the average balance of deposits. The higher net interest margin was due to the average yield on interest-earning assets rising faster than the average cost of interest-bearing liabilities. The net interest margin during the second quarter of fiscal 2025 increased 13 basis points to 2.91 percent from 2.78 percent in the same quarter last year. The average yield on interest-earning assets increased 33 basis points to 4.66 percent in the second quarter of fiscal 2025 from 4.33 percent in the same quarter last year, while the average cost of interest-bearing liabilities increased 23 basis points to 1.92 percent in the second quarter of fiscal 2025 from 1.69 percent in the same quarter last year.

For the Six Months Ended December 31, 2024 and 2023. Net interest income decreased $538,000 or three percent to $17.4 million for the first six months of fiscal 2025 from $17.9 million in the same period in fiscal 2024, as a result of a lower average balance of interest-earning assets, partly offset by a higher net interest margin. The average balance of interest-earning assets decreased $56.5 million, or four percent, to $1.21 billion in the first six months of fiscal 2025 from $1.27 billion in the comparable period of fiscal 2024, primarily reflecting decreases in the average balance of loans receivable, investment securities and interest-earning deposits. The average balance of interest-bearing liabilities decreased by $53.3 million, or five percent, to $1.10 billion in the first six months of fiscal 2025 from $1.15 billion in the same period last year primarily reflecting decreases in the average balance of transaction accounts, partly offset by an increase in the average balance of time deposits, particularly in brokered certificates of deposit. Net interest margin was 2.87 percent in the first six months of fiscal 2025, an increase of four basis points from 2.83 percent in the same period of fiscal 2024. The weighted-average yield on interest-earning assets increased by 37 basis points to 4.64 percent in the first six months of fiscal 2025 from 4.27 percent in the same period last year, while the weighted-average cost of interest-bearing liabilities increased by 37 basis points to 1.94 percent for the first six months of fiscal 2025 as compared to 1.57 percent in the same period last year.

Interest Income:

For the Quarters Ended December 31, 2024 and 2023. Total interest income increased $356,000, or three percent, to $14.0 million for the second quarter of fiscal 2025 from $13.7 million for the same quarter of fiscal 2024. The increase was due primarily to an increase in interest income from loans receivable, partly offset by decreases in interest income from investment securities and interest-earnings deposits.

Interest income on loans receivable increased $541,000, or four percent, to $13.1 million in the second quarter of fiscal 2025 from $12.5 million in the same quarter of fiscal 2024. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield on loans receivable increased 33 basis points to 4.99 percent in the second quarter of fiscal 2025 from an average yield of 4.66 percent in the same quarter last year. The higher weighted average loan yield was due primarily to the upward repricing of adjustable rate loans and new loan originations with higher weighted average interest rates. Adjustable-rate loans of approximately $100.7 million were repriced upward in the second quarter of fiscal 2025 by approximately 15 basis points from an average yield of 7.83 percent to 7.98 percent. The average balance of loans receivable decreased $27.8 million, or three percent, to $1.05 billion in the second quarter of fiscal 2025 from $1.07 billion in the same quarter last year. Net deferred loan cost amortization in the second quarter of fiscal 2025 increased 76 percent to $381,000 from $217,000 in the same quarter last year. Total loans originated for investment in the second quarter of fiscal 2025 were $36.4 million, up 80 percent from $20.2 million in the same quarter last year; while loan principal payments received in the second quarter of fiscal 2025 were $34.3 million, up 93 percent from $17.8 million in the same quarter last year.

Interest income from investment securities decreased $53,000, or 10 percent, to $471,000 in the second quarter of fiscal 2025 from $524,000 for the same quarter of fiscal 2024. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $23.4 million, or 16 percent, to $123.8 million in the second quarter of fiscal 2025 from $147.2 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased 10 basis points to 1.52 percent in the second quarter of fiscal 2025 from 1.42 percent for the same quarter last year. The increase in the average yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year ($97,000 vs. $137,000) due to lower total principal repayments ($5.3 million vs. $5.9 million) and the upward repricing of adjustable-rate mortgage-backed securities.

The Bank received $213,000 of cash dividends from FHLB – San Francisco stock and other equity investments in the second quarter of fiscal 2025, up eight percent from $197,000 in the same quarter last year. The average balance of FHLB – San Francisco stock and other equity investments in the second quarter of fiscal 2025 was $10.2 million, up seven percent from $9.5 million in the same quarter of fiscal 2024 while the average yield was 8.38 percent, up nine basis points from 8.29 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $287,000 in the second quarter of fiscal 2025, down 34 percent from $435,000 in the same quarter of fiscal 2024. The decrease was due to a lower average balance and, to a lesser extent, a lower average yield. The average balance of interest-earning deposits decreased $7.8 million, or 25 percent, to $23.7 million in the second quarter of fiscal 2025 from $31.5 million in the same quarter last year primarily due to the Bank decreasing its liquidity position, which was mitigated by robust borrowing capacities. The average yield earned on interest-earning deposits in the second quarter of fiscal 2025 was 4.74 percent, down 67 basis points from 5.41 percent in the same quarter last year, due primarily to a decrease in the interest rate paid on excess reserves.

For the Six Months Ended December 31, 2024 and 2023.  Total interest income increased $1.1 million, or four percent, to $28.1 million for the first six months of fiscal 2025 from $27.0 million in the same period of fiscal 2024. The increase was due primarily to an increase in interest income from loans receivable, partly offset by decreases in interest income on interest-earning deposits and investment securities.

Interest income from loans receivable increased $1.4 million, or six percent, to $26.1 million in the first six months of fiscal 2025 from $24.7 million for the same period of fiscal 2024. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield on loans receivable increased 38 basis points to 4.98 percent during the first six months of fiscal 2025 from 4.60 percent in the same period last year. The increase in the average yield on loans receivable was primarily attributable to loans repricing upward and new loan originations with a higher average yield, partly offset by an increase in net deferred loan cost amortization to $736,000 in the first six months of fiscal 2025 from $409,000 in the same period of fiscal 2024. Adjustable-rate loans of approximately $222.9 million repriced upward in the first six months of fiscal 2025 by approximately 66 basis points from an average yield of 7.59 percent to 8.25 percent. The average balance of loans receivable decreased by $25.6 million, or two percent, to $1.05 billion for the first six months of fiscal 2025 from $1.07 billion in the same period of fiscal 2024. Total loans originated for investment in the first six months of fiscal 2025 were $65.4 million, up 69 percent from $38.7 million in the same period last year. Loan principal payments received in the first six months of fiscal 2025 were $68.4 million, up 68 percent from $40.8 million in the same period last year.

Interest income from investment securities decreased $95,000, or nine percent, to $953,000 in the first six months of fiscal 2025 from $1.0 million for the same period of fiscal 2024. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased by $23.7 million, or 16 percent, to $126.7 million in the first six months of fiscal 2025 from $150.4 million in the same period of fiscal 2024. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased by 11 basis points to 1.50 percent in the first six months of fiscal 2025 from 1.39 percent in the same period of fiscal 2024. The increase in the average yield was primarily attributable to lower premium amortization ($208,000 compared to $292,000) attributable to lower principal repayments ($11.1 million vs. $12.6 million) and, to a lesser extent, the upward repricing of adjustable rate mortgage-backed securities.

FHLB – San Francisco cash dividends received in the first six months of fiscal 2025 were $423,000, up 13 percent from $376,000 in the same period of fiscal 2024. The average balance of FHLB – San Francisco stock in the first six months of fiscal 2025 was $10.1 million, up seven percent from $9.5 million in the same period of fiscal 2024, and the average yield was 8.34 percent, up 43 basis points from 7.91 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $647,000 in the first six months of fiscal 2025, down 28 percent from $898,000 in the same period of fiscal 2024. The decrease was due to a lower average balance and, to a lesser extent, a lower average yield. The average balance of the interest-earning deposits in the first six months of fiscal 2025 was $25.0 million, a decrease of $7.8 million or 24 percent, from $32.8 million in the same period of fiscal 2024. The average yield earned on interest-earning deposits decreased by 30 basis points to 5.06 percent in the first six months of fiscal 2025 from 5.36 percent in the comparable period last year, due primarily to a decrease in the interest rate paid on excess reserves.

Interest Expense:

For the Quarters Ended December 31, 2024 and 2023. Total interest expense increased $371,000 or eight percent to $5.3 million in the second quarter of fiscal 2025 from $4.9 million in the same quarter last year. The increase was attributable primarily to higher interest expense on time deposits.

Interest expense on deposits for the second quarter of fiscal 2025 was $2.7 million, an 18 percent increase from $2.3 million for the same quarter last year. The increase in interest expense on deposits was attributable to a higher average cost, partly offset by a lower average balance of deposits. The average cost of deposits was 1.23 percent for the second quarter of fiscal 2025, up 24 basis points from 0.99 percent in the same quarter last year, primarily attributable to the average cost of time deposits (including brokered certificates of deposit) which increased 23 basis points to 3.78 percent for the second quarter of fiscal 2025 from 3.55 percent in the same quarter of fiscal 2024. The average balance of deposits decreased six percent to $863.1 million in the second quarter of fiscal 2025 from $914.6 million in the same quarter last year due to decreases in transaction accounts which was partly offset by an increase in time deposits. The average balance of transaction accounts was $600.2 million in the second quarter of fiscal 2025, down 11 percent from $677.1 million in the same quarter last year; while the average balance of time deposits (including brokered certificates of deposit) increased 11 percent to $262.9 million in the second quarter of fiscal 2025 from $237.6 million in the same quarter last year.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2025 decreased $30,000, or one percent, to $2.6 million as compared to the same quarter last year. The decrease was primarily the result of a lower average balance, partly offset by a higher average cost of borrowings. The average balance of borrowings decreased $3.8 million or two percent to $226.7 million in the second quarter of fiscal 2025 from $230.5 million in the same quarter last year, while the average cost of borrowings increased two basis points to 4.53 percent in the second quarter of fiscal 2025 from 4.51 percent in the same quarter last year.

For the Six Months Ended December 31, 2024 and 2023.  Total interest expense increased $1.6 million, or 18 percent to $10.7 million in the first six months of fiscal 2025 from $9.1 million in the same period last year. The increase was attributable primarily to higher interest expense on borrowings and time deposits, particularly brokered certificates of deposit.

Interest expense on deposits for the first six months of fiscal 2025 was $5.5 million, a 32 percent increase from $4.2 million for the same period last year. The increase was attributable to a higher average cost of total deposits and a higher average balance of time deposits. The average cost of deposits was 1.25 percent, up 36 basis points from 0.89 percent in the same period last year, attributable primarily to time deposits (including brokered certificates of deposit) which increased 51 basis points to 3.87 percent for the first six months of fiscal 2025 from 3.36 percent for same period in fiscal 2024. The average balance of deposits decreased $55.6 million or six percent to $871.8 million in the first six months of fiscal 2025 from $927.4 million in the same period last year due primarily to a decrease of $89.4 million in the average balance of transaction accounts, partly offset by an increase of $33.8 million in the average balance of time deposits.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first six months of fiscal 2025 increased $287,000, or six percent, to $5.2 million from $4.9 million in the same period last year.  The increase was primarily the result of a higher average cost and, to a lesser extent, a higher average balance. The average cost of borrowings increased 21 basis points to 4.63 percent in the first six months of fiscal 2025 from 4.42 percent in the same period last year and the average balance of borrowings increased by $2.2 million or one percent to $223.7 million in the first six months of fiscal 2025 from $221.5 million in the same period last year.

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

Average Balance Sheets

	Quarter Ended			Quarter Ended
	December 31, 2024			December 31, 2023
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,046,797	$13,050	4.99%	$1,074,592	$12,509	4.66%
Investment securities	123,826	471	1.52%	147,166	524	1.42%
FHLB – San Francisco stock and other equity investments	10,172	213	8.38%	9,505	197	8.29%
Interest-earning deposits	23,700	287	4.74%	31,473	435	5.41%

Total interest-earning assets	1,204,495	14,021	4.66%	1,262,736	13,665	4.33%

Noninterest-earning assets	30,273			30,735

Total assets	$1,234,768			$1,293,471

Interest-bearing liabilities:
Checking and money market accounts(2)	$364,038	$51	0.06%	$413,523	$72	0.07%
Savings accounts	236,178	117	0.20%	263,554	73	0.11%
Time deposits	262,890	2,506	3.78%	237,552	2,128	3.55%

Total deposits(3)	863,106	2,674	1.23%	914,629	2,273	0.99%

Borrowings	226,707	2,588	4.53%	230,546	2,618	4.51%

Total interest-bearing liabilities	1,089,813	5,262	1.92%	1,145,175	4,891	1.69%

Noninterest-bearing liabilities	13,820			17,682

Total liabilities	1,103,633			1,162,857

Stockholders’ equity	131,135			130,614
Total liabilities and stockholders’ equity	$1,234,768			$1,293,471

Net interest income		$8,759			$8,774

Interest rate spread(4)			2.74%			2.64%
Net interest margin(5)			2.91%			2.78%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.52%			110.27%
Return on average assets			0.28%			0.66%
Return on average equity			2.66%			6.56%

(1)	Includes the average balance of non-performing loans of $2.4 million and $1.4 million and net deferred loan cost amortization of $381 thousand and $217 thousand for the quarters ended December 31, 2024 and 2023, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $86.2 million and $99.4 million during the quarters ended December 31, 2024 and 2023, respectively.
(3)	Includes the average balance of uninsured deposits (adjusted lower by collateralized deposits) of approximately $130.2 million and $139.3 million in the quarters ended December 31, 2024 and 2023, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for (recovery of) credit losses as a percentage of average interest-earning assets.

	Six Months Ended			Six Months Ended
	December 31, 2024			December 31, 2023
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,047,964	$26,073	4.98%	$1,073,600	$24,685	4.60%
Investment securities	126,698	953	1.50%	150,439	1,048	1.39%
FHLB – San Francisco stock and other equity investments	10,146	423	8.34%	9,505	376	7.91%
Interest-earning deposits	25,015	647	5.06%	32,758	898	5.36%

Total interest-earning assets	1,209,823	28,096	4.64%	1,266,302	27,007	4.27%

Noninterest-earning assets	30,127			30,509

Total assets	$1,239,950			$1,296,811

Interest-bearing liabilities:
Checking and money market accounts(2)	$367,654	$104	0.06%	$423,131	$129	0.06%
Savings accounts	239,101	229	0.19%	272,988	111	0.08%
Time deposits	265,089	5,165	3.87%	231,287	3,918	3.36%

Total deposits(3)	871,844	5,498	1.25%	927,406	4,158	0.89%

Borrowings	223,723	5,223	4.63%	221,501	4,936	4.42%

Total interest-bearing liabilities	1,095,567	10,721	1.94%	1,148,907	9,094	1.57%

Noninterest-bearing liabilities	13,066			17,326

Total liabilities	1,108,633			1,166,233

Stockholders’ equity	131,317			130,578
Total liabilities and stockholders’ equity	$1,239,950			$1,296,811

Net interest income		$17,375			$17,913

Interest rate spread(4)			2.70%			2.70%
Net interest margin(5)			2.87%			2.83%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.43%			110.22%
Return on average assets			0.45%			0.60%
Return on average equity			4.22%			5.98%

(1)	Includes the average balance of non-performing loans of $2.4 million and $1.4 million and net deferred loan cost amortization of $736 thousand and $409 thousand for the six months ended December 31, 2024 and 2023, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $88.4 million and $102.8 million during the six months ended December 31, 2024 and 2023, respectively.
(3)	Includes the average balance of uninsured deposits (adjusted lower by collateralized deposits) of approximately $125.7 million and $139.1 million in the six months ended December 31, 2024 and 2023, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for (recovery of) credit losses as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on interest income and expense for the quarters and six months ended December 31, 2024 and 2023. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended December 31, 2024 Compared
	To Quarter Ended December 31, 2023
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$888	$(324)	$(23)	$541
Investment securities	36	(83)	(6)	(53)
FHLB – San Francisco stock and other equity investments	2	14	—	16
Interest-earning deposits	(56)	(105)	13	(148)
Total net change in income on interest-earning assets	870	(498)	(16)	356

Interest-bearing liabilities:
Checking and money market accounts	(13)	(9)	1	(21)
Savings accounts	58	(8)	(6)	44
Time deposits	136	227	15	378
Borrowings	14	(44)	—	(30)
Total net change in expense on interest-bearing liabilities	195	166	10	371
Net increase (decrease) in net interest income	$675	$(664)	$(26)	$(15)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2024 Compared
	To Six Months Ended December 31, 2023
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$2,027	$(590)	$(49)	$1,388
Investment securities	83	(165)	(13)	(95)
FHLB – San Francisco stock and other equity investments	21	25	1	47
Interest-bearing deposits	(55)	(208)	12	(251)
Total net change in income on interest-earning assets	2,076	(938)	(49)	1,089

Interest-bearing liabilities:
Checking and money market accounts	—	(25)	—	(25)
Savings accounts	151	(14)	(19)	118
Time deposits	587	573	87	1,247
Borrowings	235	50	2	287
Total net change in expense on interest-bearing liabilities	973	584	70	1,627
Net increase (decrease) in net interest income	$1,103	$(1,522)	$(119)	$(538)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for (Recovery of) Credit Losses:

For the Quarters Ended December 31, 2024 and 2023. During the second quarter of fiscal 2025, the Corporation recorded a provision for credit losses of $586,000, in contrast to a $720,000 recovery of credit losses recorded during the same period last year. The provision for credit losses recorded in the second quarter of fiscal 2025 was primarily attributable to a longer estimated life of the loan portfolio resulting from increased market interest rates and lower loan prepayment estimates.

At December 31, 2024, the ACL on loans held for investment was $7.0 million, all of which was comprised of collectively evaluated allowances. This represents a 10 percent increase from $6.3 million at September 30, 2024, which was also entirely comprised of collectively evaluated allowances. The ACL on loans as a percentage of gross loans held for investment was 0.66 percent at December 31, 2024, up from 0.61 percent at September 30, 2024. The increase in the ACL on loans was due primarily to the provision for credit losses recorded in the second quarter of fiscal 2025, totaling $586,000, which includes a $41,000 recovery of the unfunded loan commitment reserve.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the quarters ended December 31, 2024 and 2023.

The changes in the ACL on LHFI for the quarter ended December 31, 2024:

The changes in the ACL on LHFI for the quarter ended December 31, 2023:

For the Six Months Ended December 31, 2024 and 2023.  During the first six months of fiscal 2025, the Corporation recorded a recovery of credit losses of $111,000, compared to a recovery of credit losses of $175,000 in the same period of fiscal 2024.

At December 31, 2024, the ACL on loans held for investment was $7.0 million, all of which was comprised of collectively evaluated allowances, slightly lower than the $7.1 million at June 30, 2024, which was comprised of collectively evaluated allowances of $7.0 million and individually evaluated allowances of $37,000. The ACL on loans as a percentage of gross loans held for investment was 0.66 percent at December 31, 2024, down slightly from 0.67 percent at June 30, 2024. The decrease in the ACL on loans was due primarily to the recovery of credit losses recorded in the first six months of fiscal 2025, totaling $111,000, which includes a $2,000 recovery of the unfunded loan commitment reserve.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the six months ended December 31, 2024 and 2023.

The changes in the ACL on LHFI for the six months ended December 31, 2024:

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

Non-Interest Income:

For the Quarters Ended December 31, 2024 and 2023. Non-interest income decreased $30,000, or three percent, to $845,000 in the second quarter of fiscal 2025 from $875,000 in the same period last year, due primarily to decreases in loan servicing and other fees, deposit account fees and card and processing fees, partly offset by an increase in other non-interest income (mainly attributable to an increase in the unrealized gain on other equity investments).

For the Six Months Ended December 31, 2024 and 2023. Non-interest income increased $118,000, or seven percent, to $1.7 million in the first six months of fiscal 2025 from $1.6 million in the same period last year, due primarily to increases in loan servicing and other fees and other non-interest income (mainly attributable to an increase in the unrealized gain on other equity investments), partly offset by a decrease in card and processing fees.

Non-Interest Expense:

For the Quarters Ended December 31, 2024 and 2023. Non-interest expenses increased $450,000, or six percent, to $7.8 million in the second quarter of fiscal 2025 from $7.3 million in the same quarter last year. The increase was primarily due to increases in salaries and employee benefits expenses and other operating expenses.

Salaries and employee benefits increased $257,000, or six percent, to $4.8 million in the second quarter of fiscal 2025 from $4.6 million in the same quarter of fiscal 2024, representing the largest increase in non-interest expense. The increase was due primarily to higher employee compensation, retirement plan benefits and executive search agency costs, partly offset by a lower accrual adjustment for the supplemental executive retirement plans.

Other operating expenses increased $157,000, or 22 percent, to $883,000 in the second quarter of fiscal 2025 from $726,000 in the same quarter last year. The increase was due primarily to higher deposit related operational costs and loan origination related costs.

For the Six Months Ended December 31, 2024 and 2023. Non-interest expenses increased $1.1 million, or eight percent, to $15.3 million in the first six months of fiscal 2025 from $14.2 million in the same period last year. The increase was primarily due to increases in salaries and employee benefits expenses and other operating expenses.

Salaries and employee benefits increased $776,000, or nine percent, to $9.5 million in the first six months of fiscal 2025 from $8.7 million in the same period of fiscal 2024, representing the largest increase in non-interest expense. The increase was due primarily to higher employee compensation, incentive compensation, retirement plan benefits and executive search agency costs, partly offset by a lower accrual adjustment for the supplemental executive retirement plans.

Other operating expenses increased $256,000, or 18 percent, to $1.7 million in the first six months of fiscal 2025 from $1.4 million in the same period last year. The increase was due primarily to higher deposit related operational costs and loan origination related costs.

Provision for Income Taxes:

For the Quarters Ended December 31, 2024 and 2023. The income tax provision was $352,000 for the second quarter of fiscal 2025, down 60 percent from $884,000 in the same quarter last year primarily due to lower pre-tax income. The effective tax rate in the second quarter of fiscal 2025 was 28.8 percent as compared to 29.2 percent in the same quarter last year.

For the Six Month Ended December 31, 2024 and 2023. The income tax provision was $1.1 million for the first six months of fiscal 2025, down 29 percent from $1.6 million in the same period last year primarily due to lower pre-tax income. The effective tax rate in the first six months of fiscal 2025 and 2024 was 29.2 percent for both periods.

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

Asset Quality

Non-performing assets were comprised solely of 10 non-performing single-family loans at both December 31, 2024 and June 30, 2024. These non-performing loans, net of the ACL, were secured by collateral located in California, and totaled $2.5 million at December 31, 2024, down three percent from $2.6 million at June 30, 2024. Non-performing loans as a percentage of LHFI at December 31, 2024 was 0.24 percent, compared to 0.25 percent at June 30, 2024. No interest accruals were made for non-performing loans. There were no accruing loans 90 days or more past due and no real estate owned at either December 31, 2024 or June 30, 2024. For further analysis on non-performing loans, see the tables below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

The recent wildfires in Los Angeles, California did not have a material impact on the Corporation's operations or the Bank’s customers. The Bank’s branches and facilities remained operational throughout the wildfire events, and there were no significant disruptions to customer services or business activities observed. We are actively monitoring the situation and have identified $23.7 million dollars or 2.2% of our loans held for investment portfolio located in zip codes within the fire evacuation and evacuation warning zones. Additionally, we are aware of two homes with a combined loan balance of $658,000 with minor observable damage. Both homes are insured.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of ACL, at the dates indicated:

	At December 31,	At June 30,
(In Thousands)	2024	2024
Loans on non-performing status
Mortgage loans:
Single-family	$2,530	$2,596
Total	2,530	2,596

Accruing loans past due 90 days or more	—	—

Total non-performing loans	2,530	2,596

Real estate owned, net	—	—
Total non-performing assets	$2,530	$2,596

Non-performing loans as a percentage of LHFI, net of ACL	0.24%	0.25%

Non-performing loans as a percentage of total assets	0.20%	0.20%

Non-performing assets as a percentage of total assets	0.20%	0.20%

The following table summarizes classified assets, which is comprised of classified loans, net of ACL and real estate owned, if any, at the dates indicated:

	At December 31, 2024		At June 30, 2024
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$—	—	$1,099	1
Multi-family	631	1	—	—
Total special mention loans	631	1	1,099	1

Substandard loans:
Mortgage loans:
Single-family	2,530	10	2,596	10
Multi-family	2,074	3	2,066	3
Commercial real estate	535	2	—	—
Total substandard loans	5,139	15	4,662	13

Total classified loans	5,770	16	5,761	14

Real estate owned	—	—	—	—

Total classified assets	$5,770	16	$5,761	14

Total classified assets as a percentage of total assets	0.46%		0.45%

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provision for credit losses and net charge-offs. Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions, and other factors. These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes, fires and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located. If real estate values decline, the value of the real estate collateral securing the Corporation’s loans as set forth in the table could be significantly overstated. The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans. The Corporation generally does not update the loan-to-value ratio on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration in which case individually evaluated allowances are established, if required.

Loan Volume Activities

The following table provides details related to the volume of loan originations, sales and principal payments for the quarters and six months indicated:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2024	2023	2024	2023
Loans originated for sale:
Wholesale originations	$1,203	$4,070	$3,355	$4,070
Total loans originated for sale	1,203	4,070	3,355	4,070

Loans sold:
Servicing retained	(1,203)	(4,070)	(3,355)	(4,070)
Total loans sold	(1,203)	(4,070)	(3,355)	(4,070)

Loans originated for investment:
Mortgage loans:
Single-family	29,583	8,660	52,032	21,112
Multi-family	6,495	6,608	11,685	11,721
Commercial real estate	365	4,936	1,625	5,875
Commercial business loans	—	—	50	—
Total loans originated for investment	36,443	20,204	65,392	38,708

Loan principal payments	(34,340)	(17,775)	(68,371)	(40,763)
Increase in other items, net⁽¹⁾	2,867	1,166	3,603	191

Net increase (decrease) in LHFI	$4,970	$3,595	$624	$(1,864)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of LHFI and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first six months of fiscal 2025 and 2024, the Corporation originated loans held for investment of $65.4 million and $38.7 million, respectively, with no loan purchases during either period. At December 31, 2024, the Corporation had loan origination commitments totaling $8.8 million, undisbursed lines of credit totaling $2.1 million and undisbursed loan funds totaling $146,000. The Corporation anticipates having sufficient funds available to meet its current loan funding commitments. During the first six months of fiscal 2025 and 2024, total loan repayments were $68.4 million and $40.8 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first six months of fiscal 2025, total deposits decreased $20.8 million, or two percent, to $867.5 million, due to the declines in all account categories, except time deposits. The time deposits include brokered certificates of deposit totaling $143.8 million and $131.8 million at December 31, 2024 and June 30, 2024, respectively. At December 31, 2024, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $200.0 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $39.5 million. Historically, the Corporation has been able to retain most of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At December 31, 2024, total cash and cash equivalents were $45.5 million, or four percent of total assets. Depending on market conditions and the pricing of deposit products, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of December 31, 2024, total borrowings were $245.5 million and the financing availability at the FHLB – San Francisco was limited to 40 percent of total assets. As a result, the remaining borrowing capacity available at the FHLB – San Francisco was $246.2 million and the remaining available collateral was $360.7 million at December 31, 2024. In addition, the Bank has secured a $198.5 million discount window facility at the FRB of San Francisco, collateralized by investment securities and single-family fixed-rate loans with a total balance of $285.2 million. As of December 31, 2024, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under its discount window or correspondent bank facilities as of December 31, 2024.

The Bank continues to work with both the FHLB - San Francisco and FRB of San Francisco to ensure that borrowing capacity is continuously reviewed and updated in order to be accessed seamlessly should the need arise. This includes establishing accounts and pledging assets as needed in order to maximize borrowing capacity and liquidity. The total remaining available borrowing capacity across all sources totaled approximately $494.7 million at December 31, 2024.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2024 was 16.0 percent, a slight decline from 16.6 percent for the quarter ended June 30, 2024.

On September 28, 2023, the Board of Directors approved a stock repurchase plan authorizing the purchase of up to 350,353 shares of the Corporation’s outstanding common stock over a one-year period. On September 26, 2024, the Board approved a one-year extension of the plan. On January 23, 2025, subsequent to quarter-end, the Corporation announced that the Board authorized the repurchase of up to five percent (5%) of the Corporation’s common stock, or approximately 334,773 shares. The Corporation plans to purchase shares periodically in the open market or through privately negotiated transactions over a one-year period, subject to market conditions, the Corporation’s capital requirements, available cash, and other relevant factors. The repurchase program initiated in September 2023 and extended in September 2024 was terminated effective January 24, 2025. As a result, the 21,691 shares that remained eligible for repurchase under the original program will no longer be repurchased.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’ primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are general regulatory restrictions on the ability of the Bank to pay dividends. We expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a portion of our cash to our shareholders. Assuming continued cash dividend payments during fiscal 2025 at $0.14 per share, our average total dividend paid each quarter would be approximately $939,000 based on the number of outstanding shares at December 31, 2024. At December 31, 2024, the Corporation (on an unconsolidated basis) had liquid assets of $7.6 million.

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

At December 31, 2024, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at December 31, 2024 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is also subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of December 31, 2024
Tier 1 leverage capital (to adjusted average assets)	$121,094	9.81%	$49,388	4.00%	$61,735	5.00%
CET1 capital (to risk-weighted assets)	$121,094	18.60%	$45,578	7.00%	$42,323	6.50%
Tier 1 capital (to risk-weighted assets)	$121,094	18.60%	$55,345	8.50%	$52,090	8.00%
Total capital (to risk-weighted assets)	$128,105	19.67%	$68,368	10.50%	$65,112	10.00%

As of June 30, 2024 (2)
Tier 1 leverage capital (to adjusted average assets)	$126,601	10.02%	$50,555	4.00%	$63,194	5.00%
CET1 capital (to risk-weighted assets)	$126,601	19.29%	$45,934	7.00%	$42,653	6.50%
Tier 1 capital (to risk-weighted assets)	$126,601	19.29%	$55,777	8.50%	$52,496	8.00%
Total capital (to risk-weighted assets)	$133,723	20.38%	$68,900	10.50%	$65,620	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.
(2)	The Bank elected to recognize the full $824 thousand adjustment to retained earnings resulting from the adoption of CECL on July 1, 2023 instead of over the permitted three-year phase-in option.

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

If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders. The Bank may not declare or pay a cash dividend if the effect thereafter would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation. On September 26, 2024, the Bank paid a $9.0 million cash dividend to the Holding Company.

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2024	2024	2023

Loans serviced for others (in thousands)	$35,064	$34,598	$34,951

Book value per share	$19.18	$18.98	$18.67

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

In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short average life. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances and brokered certificates of deposit as a secondary source of funding. Management believes retail deposits, unlike brokered certificates of deposit, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Using an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet commitments, if any. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no consideration given to steps that management might take to counter the effect of the interest rate movement. As of December 31, 2024, the targeted federal funds rate range was 4.25% to 4.50%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2024 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$123,587	$(23,860)	$1,246,352	9.92%	-158	bp
+200 bp	$136,878	$(10,569)	$1,263,447	10.83%	-67	bp
+100 bp	$144,347	$(3,100)	$1,274,787	11.32%	-18	bp
Base Case	$147,447	$—	$1,281,826	11.50%	—
-100 bp	$156,505	$9,058	$1,294,892	12.09%	59	bp
-200 bp	$148,056	$609	$1,290,525	11.47%	-3	bp
-300 bp	$144,322	$(3,125)	$1,290,946	11.18%	-32	bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change to the NPV at December 31, 2024 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of assets.
(3)	Derived from the change in the NPV as a Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the interest rate risk model and represents the change in the NPV at a +200 basis point rate shock at both December 31, 2024 and June 30, 2024, each of which scenarios were the most severe shock of plus or minus 200 basis point rate shocks.

	At December 31, 2024		At June 30, 2024
	(+200 bp rate shock)		(+200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.50%		10.12%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.83%		9.17%
Sensitivity Measure: Change in NPV Ratio	-67	bp	-95	bp

The pre-shock NPV ratio increased 138 basis points to 11.50 percent at December 31, 2024 from 10.12 percent at June 30, 2024 and the post-shock NPV ratio increased 166 basis points to 10.83 percent at December 31, 2024 from 9.17 percent at June 30, 2024. The increase of the pre-shock NPV ratio was primarily attributable to the changes in market interest rates, the composition of the balance sheet and the net income in the first six months of fiscal 2025, partly offset by a $9.0 million cash dividend distribution from the Bank to Provident Financial Holdings in September 2024.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of December 31, 2024:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of December 31, 2024
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$39,191	$—	$—	$6,348	$45,539
Investment securities	6,639	—	—	113,999	120,638
Loans held for investment	264,265	229,935	241,489	317,914	1,053,603
FHLB – San Francisco stock and other equity investments	10,218	—	—	—	10,218
Other assets	4,167	—	—	20,801	24,968
Total assets	$324,480	$229,935	$241,489	$459,062	$1,254,966

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	$—	$—	$—	$85,399	$85,399
Checking deposits - interest bearing	37,654	75,307	75,307	62,756	251,024
Savings deposits	46,583	93,167	93,167	—	232,917
Money market deposits	11,764	11,763	—	—	23,527
Time deposits	239,523	30,007	4,616	502	274,648
Borrowings	136,500	94,000	15,000	—	245,500
Other liabilities	1,164	—	—	12,157	13,321
Stockholders' equity	—	—	—	128,630	128,630
Total liabilities and stockholders' equity	$473,188	$304,244	$188,090	$289,444	$1,254,966

Repricing gap (negative) positive	$(148,708)	$(74,309)	$53,399	$169,618	$—
Cumulative repricing gap:
Dollar amount	$(148,708)	$(223,017)	$(169,618)	$—	$—
Percent of total assets	(12)%	(18)%	(14)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 and +100, and -100, -200 and -300 basis points.

The following table describes the results of the sensitivity of the net interest income analysis at December 31, 2024 and June 30, 2024.

At December 31, 2024		At June 30, 2024
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-0.98%	+300 bp	-8.12%
+200 bp	1.24%	+200 bp	-3.45%
+100 bp	1.16%	+100 bp	-0.51%
-100 bp	-0.89%	-100 bp	-0.67%
-200 bp	-2.30%	-200 bp	-1.15%
-300 bp	-4.73%	-300 bp	-1.86%

At December 31, 2024, the Corporation was in a slightly asset sensitive position as its interest-earning assets were expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except under the +300 basis point scenario. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2024 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2025.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
October 1, 2024 – October 31, 2024	6,248	$15.16	6,248	89,227
November 1, 2024 – November 30, 2024	25,067	$15.82	25,067	64,160
December 1, 2024 – December 31, 2024	32,241	$16.37	32,241	31,919
Total	63,556	$16.04	63,556	31,919

(1)	On September 28, 2023, the Board of Directors approved a stock repurchase plan authorizing the purchase of up to 350,353 shares of the Corporation’s outstanding common stock over a one-year period. On September 26, 2024, the Board approved a one-year extension of the plan. On January 23, 2025, subsequent to quarter-end, the Corporation announced that the Board authorized the repurchase of up to five percent (5%) of the Corporation’s common stock, or approximately 334,773 shares, over a one year period. The repurchase program initiated in September 2023 and extended in September 2024 was terminated effective January 24, 2025. As a result, the shares that remained eligible for repurchase at that date under the original program will no longer be repurchased.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Trading Plans. During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2

Form of Amended Severance Agreement with Avedis Demirdjian, Glee A. Harris, TamHao B. Nguyen, Robert "Scott" Ritter, Lilian Salter, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q dated May 8, 2024)

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 7, 2025	/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2025	/s/ TamHao B. Nguyen
TamHao B. Nguyen
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)