Form 10-Q
period 2025-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2025-05-08
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2025

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2025, there were 6,621,150 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and June 30, 2024	1
	Condensed Consolidated Statements of Operations for the Quarters and Nine Months ended March 31, 2025 and 2024	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters and Nine Months ended March 31, 2025 and 2024	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters and Nine Months ended March 31, 2025 and 2024	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2025 and 2024	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	40
	Safe-Harbor Statement	41
	Critical Accounting Estimates	42
	Executive Summary and Operating Strategy	43
	Commitments and Derivative Financial Instruments	44
	Comparison of Financial Condition at March 31, 2025 and June 30, 2024	44
	Comparison of Operating Results for the Quarters and Nine Months ended March 31, 2025 and 2024	46
	Asset Quality	57
	Loan Volume Activities	59
	Liquidity and Capital Resources	59
	Supplemental Information	61

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	62

ITEM 4 -	Controls and Procedures	66

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	66
ITEM 1A -	Risk Factors	67
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	67
ITEM 3 -	Defaults Upon Senior Securities	67
ITEM 4 -	Mine Safety Disclosures	67
ITEM 5 -	Other Information	68
ITEM 6 -	Exhibits	68

SIGNATURES		69

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share and Per Share Information

	March 31,	June 30,
	2025	2024
Assets
Cash and cash equivalents	$50,915	$51,376
Investment securities - held to maturity, at cost with no allowance for credit losses	113,617	130,051
Investment securities - available for sale, at fair value	1,681	1,849
Loans held for investment, net of allowance for credit losses of $6.6 million and $7.1 million, respectively; includes $1.0 million and $1.0 million of loans held at fair value, respectively; $731.2 million and $861.1 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $232.6 million and $178.6 million pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,058,980	1,052,979
Accrued interest receivable	4,263	4,287
FHLB - San Francisco stock and other equity investments, includes $721 and $540 of other equity investments at fair value, respectively	10,289	10,108
Premises and equipment, net	9,388	9,313
Prepaid expenses and other assets	11,047	12,237

Total assets	$1,260,180	$1,272,200

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$89,103	$95,627
Interest-bearing deposits	812,216	792,721
Total deposits	901,319	888,348

Borrowings	215,580	238,500
Accounts payable, accrued interest and other liabilities	14,406	15,411
Total liabilities	1,131,305	1,142,259

Commitments and Contingencies (Notes 6 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (40,000,000 and 40,000,000 shares authorized, 18,229,615 and 18,229,615 shares issued, and 6,653,822 and 6,847,821 shares outstanding, respectively)	183	183
Additional paid-in capital	99,096	98,532
Retained earnings	211,701	209,914
Treasury stock at cost (11,575,793 and 11,381,794 shares, respectively)	(182,121)	(178,685)
Accumulated other comprehensive income (loss), net of tax	16	(3)

Total stockholders’ equity	128,875	129,941

Total liabilities and stockholders’ equity	$1,260,180	$1,272,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest income:
Loans receivable, net	$13,368	$12,683	$39,441	$37,368
Investment securities	459	517	1,412	1,565
FHLB - San Francisco stock and other equity investments	213	210	636	586
Interest-earning deposits	389	397	1,036	1,295
Total interest income	14,429	13,807	42,525	40,814

Interest expense:
Checking and money market deposits	46	90	150	219
Savings deposits	127	97	356	208
Time deposits	2,573	2,488	7,738	6,406
Borrowings	2,471	2,573	7,694	7,509
Total interest expense	5,217	5,248	15,938	14,342

Net interest income	9,212	8,559	26,587	26,472
(Recovery of) provision for credit losses	(391)	124	(502)	(51)
Net interest income, after (recovery of) provision for credit losses	9,603	8,435	27,089	26,523

Non-interest income:
Loan servicing and other fees	135	92	299	195
Deposit account fees	276	289	856	876
Card and processing fees	291	317	911	1,003
Other	205	150	585	400
Total non-interest income	907	848	2,651	2,474

Non-interest expense:
Salaries and employee benefits	4,776	4,540	14,235	13,223
Premises and occupancy	880	835	2,748	2,641
Equipment	417	329	1,139	962
Professional	386	321	1,224	1,203
Sales and marketing	181	167	541	516
Deposit insurance premium and regulatory assessments	195	190	568	596
Other	1,021	786	2,718	2,227
Total non-interest expense	7,856	7,168	23,173	21,368

Income before income taxes	2,654	2,115	6,567	7,629
Provision for income taxes	797	620	1,938	2,231
Net income	$1,857	$1,495	$4,629	$5,398

Basic earnings per share	$0.28	$0.22	$0.69	$0.77
Diluted earnings per share	$0.28	$0.22	$0.68	$0.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$1,857	$1,495	$4,629	$5,398

Change in unrealized holding income (loss) on securities available for sale and interest-only strips	1	(1)	27	43
Income tax expense	—	—	(8)	(13)
Other comprehensive income (loss)	1	(1)	19	30
Total comprehensive income	$1,858	$1,494	$4,648	$5,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended March 31, 2025 and 2024:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2024	6,705,691	$183	$98,747	$210,779	$(181,094)	$15	$128,630

Net income				1,857			1,857
Other comprehensive income						1	1
Purchase of treasury stock	(51,869)				(801)		(801)
Forfeiture of restricted stock			226		(226)		—
Amortization of restricted stock			105				105
Stock options expense			18				18
Cash dividends(1)				(935)			(935)

Balance at March 31, 2025	6,653,822	$183	$99,096	$211,701	$(182,121)	$16	$128,875

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2025.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Loss,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2023	6,946,348	$183	$99,565	$208,396	$(178,476)	$(7)	$129,661

Net income				1,495			1,495
Other comprehensive loss						(1)	(1)
Purchase of treasury stock	(50,051)				(707)		(707)
Amortization of restricted stock			35				35
Stock options expense			6				6
Tax effect from stock based compensation			(15)				(15)
Cash dividends(1)				(968)			(968)

Balance at March 31, 2024	6,896,297	$183	$99,591	$208,923	$(179,183)	$(8)	$129,506

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Nine Months Ended March 31, 2025 and 2024:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2024	6,847,821	$183	$98,532	$209,914	$(178,685)	$(3)	$129,941

Net income				4,629			4,629
Other comprehensive income						19	19
Purchase of treasury stock(1)	(217,824)				(3,295)		(3,295)
Distribution of restricted stock	23,825						—
Awards of restricted stock			(91)		91		—
Forfeiture of restricted stock			232		(232)		—
Amortization of restricted stock			371				371
Stock options expense			52				52
Cash dividends(2)				(2,842)			(2,842)

Balance at March 31, 2025	6,653,822	$183	$99,096	$211,701	$(182,121)	$16	$128,875

(1)	Includes 8,758 shares acquired upon vesting of restricted stock in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.42 per share were paid in the nine month ended March 31, 2025.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income ,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2023	7,043,170	$183	$99,505	$207,274	$(177,237)	$(38)	$129,687

Net income				5,398			5,398
Other comprehensive income						30	30
Purchase of treasury stock	(148,873)				(1,964)		(1,964)
Distribution of restricted stock	2,000						—
Awards of restricted stock			(18)		18		—
Amortization of restricted stock			137				137
Stock options expense			27				27
Tax effect from stock based compensation			(60)				(60)
Cash dividends(1)				(2,925)			(2,925)
Adoption of Current Expected Credit Loss ("CECL") standard				(824)			(824)

Balance at March 31, 2024	6,896,297	$183	$99,591	$208,923	$(179,183)	$(8)	$129,506

(1)	Cash dividends of $0.42 per share were paid in the nine months ended March 31, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$4,629	$5,398
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	2,550	2,306
Recovery of credit losses	(502)	(51)
Net unrealized gain on other equity investments	(181)	—
Stock-based compensation	423	164
Provision for deferred income taxes	524	60
Decrease in accounts payable, accrued interest and other liabilities	(1,893)	(347)
Decrease (increase) in prepaid expenses and other assets	655	(1,089)
Net cash provided by operating activities	6,205	6,441

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(6,488)	10,070
Principal payments from investment securities - held to maturity	16,140	17,950
Principal payments from investment securities - available for sale	197	263
Purchase of premises and equipment	(217)	(1,495)
Net cash provided by investing activities	9,632	26,788

Cash flows from financing activities:
Net increase (decrease) in deposits	12,971	(42,449)
Proceeds from long-term borrowings	67,000	42,500
Repayments of long-term borrowings	(55,004)	(30,009)
Repayments of short-term borrowings, net	(35,000)	(12,500)
Treasury stock purchases	(3,295)	(1,964)
Withholding taxes on stock-based compensation	(128)	—
Cash dividends	(2,842)	(2,925)
Net cash used for financing activities	(16,298)	(47,347)

Net decrease in cash and cash equivalents	(461)	(14,118)
Cash and cash equivalents at beginning of period	51,376	65,849
Cash and cash equivalents at end of period	$50,915	$51,731
Supplemental information:
Cash paid for interest	$16,425	$13,962
Cash paid for income taxes	$1,616	$2,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2025

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2024 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Annual Form 10-K”). The results of operations for the quarter and nine months ended March 31, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2025.

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

As of March 31, 2025 and 2024, there were outstanding stock options to purchase 223,000 shares and 410,000 shares of the Corporation’s common stock, respectively. As of March 31, 2025 and 2024, there were 105,000 and 382,000 outstanding stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2025 and 2024, there were outstanding restricted stock awards of 137,150 shares and 51,000 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2025 and 2024, respectively.

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Earnings Per Share)	2025	2024	2025	2024
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$1,857	$1,495	$4,629	$5,398

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	6,680	6,919	6,753	6,968

Less effect of dilutive shares:
Stock options	9	—	7	—
Restricted stock	44	16	37	13

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	6,733	6,935	6,797	6,981

Basic earnings per share	$0.28	$0.22	$0.69	$0.77
Diluted earnings per share	$0.28	$0.22	$0.68	$0.77

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2025 and June 30, 2024 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
March 31, 2025	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$109,718	$130	$(11,548)	$98,300	$109,718
U.S. government sponsored enterprise CMO(2)	3,571	—	(138)	3,433	3,571
U.S. SBA securities(3)	328	—	(2)	326	328
Total investment securities - held to maturity	113,617	130	(11,688)	102,059	113,617

Available for sale
U.S. government agency MBS(1)	1,112	8	(1)	1,119	1,119
U.S. government sponsored enterprise MBS(1)	472	10	—	482	482
Private issue CMO(2)	80	—	—	80	80
Total investment securities - available for sale	1,664	18	(1)	1,681	1,681
Total investment securities	$115,281	$148	$(11,689)	$103,740	$115,298

(1)Mortgage-Backed Securities (“MBS”).
(2)Collateralized Mortgage Obligations (“CMO”).
(3)Small Business Administration (“SBA”).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2024	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$125,883	$76	$(15,481)	$110,478	$125,883
U.S. government sponsored enterprise CMO	3,713	—	(253)	3,460	3,713
U.S. SBA securities	455	—	—	455	455
Total investment securities - held to maturity	130,051	76	(15,734)	114,393	130,051

Available for sale
U.S. government agency MBS	1,222	—	(14)	1,208	1,208
U.S. government sponsored enterprise MBS	548	5	—	553	553
Private issue CMO	91	—	(3)	88	88
Total investment securities - available for sale	1,861	5	(17)	1,849	1,849
Total investment securities	$131,912	$81	$(15,751)	$116,242	$131,900

In the third quarter of fiscal 2025 and 2024, the Corporation received MBS principal payments of $5.3 million and $5.7 million, respectively, and there were no purchases or sales of investment securities during these periods.

For the first nine months of fiscal 2025 and 2024, the Corporation received MBS principal payments of $16.3 million and $18.2 million, respectively, and there were no purchases or sales of investment securities during these periods.

The Corporation held investments with an unrealized loss position of $11.7 million at March 31, 2025 and $15.8 million at June 30, 2024 as follows:

As of March 31, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$93,864	$11,548	$93,864	$11,548
U.S. government sponsored enterprise CMO	—	—	3,434	138	3,434	138
U.S. SBA securities	325	2	—	—	325	2
Total investment securities - held to maturity	325	2	97,298	11,686	97,623	11,688

Available for sale
U.S government agency MBS	38	—	175	1	213	1
Private issue CMO	—	—	17	—	17	—
Total investment securities - available for sale	38	—	192	1	230	1
Total investment securities	$363	$2	97,490	$11,687	$97,853	$11,689

As of June 30, 2024	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$105,530	$15,481	$105,530	$15,481
U.S. government sponsored enterprise CMO	—	—	3,460	253	3,460	253
U.S. SBA securities	455	—	—	—	455	—
Total investment securities - held to maturity	455	—	108,990	15,734	109,445	15,734

Available for sale
U.S government agency MBS	91	—	1,117	14	1,208	14
U.S. government sponsored enterprise MBS	—	—	8	—	8	—
Private issue CMO	—	—	88	3	88	3
Total investment securities - available for sale	91	—	1,213	17	1,304	17
Total investment securities	$546	$—	$110,203	$15,751	$110,749	$15,751

On a quarterly basis, the Corporation evaluates the allowance for credit losses for its investment securities held to maturity and the credit losses for its investment securities held for sale based on ASC 326. At March 31, 2025, most of the $11.7 million of unrealized holding losses were in a loss position for 12 months or more, except $2,000 of unrealized holding losses that were in a loss position for less than 12 months; while at June 30, 2024, all $15.8 million of unrealized holding losses were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity recorded at amortized cost or available for sale recorded at fair market value as prescribed by GAAP. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment securities before the recovery of its amortized cost basis. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized cost is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized cost. There was no allowance for credit losses (“ACL”) on investment securities held to maturity and there was no impairment of investment securities available for sale at March 31, 2025 and June 30, 2024.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $269.8 million as of March 31, 2025 at the FHLB of San Francisco. In addition, the Bank has secured an estimated $151.0 million discount window facility at the FRB of San Francisco collateralized by investment securities totaling $26.5 million and loans held for investment totaling $232.6 million as of March 31, 2025. As of March 31, 2025, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of March 31, 2025. The total remaining available borrowing capacity across all sources totaled approximately $470.8 million at March 31, 2025.

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

At March 31, 2025 and June 30, 2024, the Corporation did not hold any investment securities held to maturity or investment securities available for sale with the intent to sell and determined it had the ability to hold these investment securities until maturity. It also determined that it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis.

Contractual maturities of investment securities as of March 31, 2025 and June 30, 2024 were as follows:

	March 31, 2025		June 30, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$183	$182	$349	$343
Due after one through five years	2,850	2,787	4,328	4,167
Due after five through ten years	41,149	38,375	49,331	44,830
Due after ten years	69,435	60,715	76,043	65,053
Total investment securities - held to maturity	113,617	102,059	130,051	114,393

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,511	1,527	1,055	1,053
Due after ten years	153	154	806	796
Total investment securities - available for sale	1,664	1,681	1,861	1,849
Total investment securities	$115,281	$103,740	$131,912	$116,242

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	March 31,	June 30,
(In Thousands)	2025	2024
Mortgage loans:
Single-family	$545,377	$518,091
Multi-family	429,547	445,182
Commercial real estate	75,349	83,349
Construction	837	2,692
Other	89	95
Commercial business loans	4,255	1,372
Consumer loans	52	65
Total loans held for investment, gross	1,055,506	1,050,846

Advance payments of escrows	519	102
Deferred loan costs, net	9,532	9,096
ACL on loans	(6,577)	(7,065)
Total loans held for investment, net	$1,058,980	$1,052,979

The following table sets forth information at March 31, 2025 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. At both March 31, 2025 and June 30, 2024, fixed rate loans comprised 10 percent of loans held for investment. Adjustable rate loans that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$43,918	$60,035	$135,414	$199,038	$106,972	$545,377
Multi-family	195,364	150,579	81,419	2,093	92	429,547
Commercial real estate	28,175	34,605	12,192	—	377	75,349
Construction	837	—	—	—	—	837
Other	—	—	—	—	89	89
Commercial business loans	4,220	—	—	—	35	4,255
Consumer loans	52	—	—	—	—	52
Total loans held for investment, gross	$272,566	$245,219	$229,025	$201,131	$107,565	$1,055,506

The following tables present the Corporation’s commercial real estate loans by property types and loan-to-value ratios ( “LTV”) as of March 31, 2025 and June 30, 2024:

	Owner	Non-Owner		% of Total	Weighted
March 31, 2025	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,701	$20,041	$25,742	34%	41%
Mixed use (2)	283	14,504	14,787	19	33%
Retail	—	8,756	8,756	12	30%
Warehouse	1,342	9,205	10,547	14	29%
Medical/dental office	2,523	4,444	6,967	9	43%
Mobile home park	—	6,799	6,799	9	38%
Restaurant/fast food	683	495	1,178	2	46%
Automotive - non gasoline	—	573	573	1	26%
Total commercial real estate	$10,532	$64,817	$75,349	100%	36%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.5 million in Office/Retail, $5.3 million in Multi-family/Retail, $1.6 million in Other Mixed Use, $743,000 in Multi-family/Commercial and $671,000 in Multi-family/Office.

	Owner	Non-Owner		% of Total	Weighted
June 30, 2024	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$6,690	$20,084	$26,774	32%	43%
Mixed use (2)	293	15,797	16,090	19	35%
Retail	—	12,501	12,501	15	30%
Warehouse	2,076	9,848	11,924	14	31%
Mobile home park	—	6,909	6,909	8	38%
Medical/dental office	2,439	4,645	7,084	9	44%
Restaurant/fast food	690	500	1,190	2	46%
Automotive - non gasoline	—	578	578	1	26%
Live/work	—	299	299	—	13%
Total commercial real estate	$12,188	$71,161	$83,349	100%	37%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.9 million in Office/Retail, $4.7 million in Multi-family/Retail, $3.0 million in Other Mixed Use, $754,000 in Multi-family/Commercial and $685,000 in Multi-family/Office..

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of March 31, 2025 and June 30, 2024:

	Inland		Southern		Other
March 31, 2025	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$636	11%	$4,879	86%	$186	3%	$5,701	100%
Mixed use	—	—%	—	—%	283	100%	283	100%
Warehouse	—	—%	965	72%	377	28%	1,342	100%
Medical/dental office	272	11%	2,251	89%	—	—%	2,523	100%
Restaurant/fast food	—	—%	683	100%	—	—%	683	100%
Total owner occupied	908	9%	8,778	83%	846	8%	10,532	100%

Non-owner occupied:
Office	3,865	19%	13,577	68%	2,599	13%	20,041	100%
Mixed use	451	3%	6,319	44%	7,734	53%	14,504	100%
Retail	1,031	12%	4,533	52%	3,192	36%	8,756	100%
Warehouse	592	7%	4,356	47%	4,257	46%	9,205	100%
Mobile home park	4,782	70%	353	5%	1,664	25%	6,799	100%
Medical/dental office	1,731	39%	2,038	46%	675	15%	4,444	100%
Restaurant/fast food	—	—%	495	100%	—	—%	495	100%
Automotive - non gasoline	—	—%	573	100%	—	—%	573	100%
Total non-owner occupied	12,452	19%	32,244	50%	20,121	31%	64,817	100%

Total commercial real estate	$13,360	18%	$41,022	54%	$20,967	28%	$75,349	100%

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

	Inland		Southern		Other
June 30, 2024	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$1,540	23%	$4,959	74%	$191	3%	$6,690	100%
Mixed use	—	—%	—	—%	293	100%	293	100%
Warehouse	—	—%	1,689	81%	387	19%	2,076	100%
Medical/dental office	276	11%	1,791	74%	372	15%	2,439	100%
Restaurant/fast food	—	—	690	100%	—	—%	690	100%
Total owner occupied	1,816	15%	9,129	75%	1,243	10%	12,188	100%

Non-owner occupied:
Office	2,951	15%	13,837	69%	3,296	16%	20,084	100%
Mixed use	505	3%	6,243	40%	9,049	57%	15,797	100%
Retail	1,050	8%	6,996	56%	4,455	36%	12,501	100%
Warehouse	605	6%	4,774	49%	4,469	45%	9,848	100%
Mobile home park	4,859	70%	358	5%	1,692	25%	6,909	100%
Medical/dental office	1,797	39%	2,159	46%	689	15%	4,645	100%
Restaurant/fast food	—	—%	500	100%	—	—%	500	100%
Automotive - non gasoline	—	—%	578	100%	—	—%	578	100%
Live/work	—	—%	—	—%	299	100%	299	100%
Total non-owner occupied	11,767	16%	35,445	50%	23,949	34%	71,161	100%

Total commercial real estate	$13,583	16%	$44,574	54%	$25,192	30%	$83,349	100%

(1)	Inland Empire comprised of San Bernardino and Riverside counties.
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

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of March 31, 2025:

March 31, 2025	Term Loans by Year of Origination						Revolving
(In Thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$22,148	$61,169	$53,196	$198,714	$143,494	$64,428	$6	$543,155
Special Mention	-	-	-	-	760	261	-	1,021
Substandard	-	-	-	-	-	1,201	-	1,201
Total single-family	22,148	61,169	53,196	198,714	144,254	65,890	6	545,377
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	4,083	21,925	27,332	73,865	84,461	215,188	-	426,854
Special Mention	-	-	-	-	-	628	-	628
Substandard	-	-	-	-	469	1,596	-	2,065
Total multi-family	4,083	21,925	27,332	73,865	84,930	217,412	-	429,547
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	1,135	5,183	12,652	22,887	3,924	27,710	-	73,491
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	247	415	-	-	1,196	-	1,858
Total commercial real estate	1,135	5,430	13,067	22,887	3,924	28,906	-	75,349
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	-	837	-	-	-	-	-	837
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	-	837	-	-	-	-	-	837
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	-	89	-	89
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	-	89	-	89
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	-	105	-	-	4,150	4,255
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	-	105	-	-	4,150	4,255
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	13	-	-	-	-	-	-	13
Pass	-	-	-	-	-	-	39	39
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	13	-	-	-	-	-	39	52
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$27,379	$89,361	$93,595	$295,571	$233,108	$312,297	$4,195	$1,055,506
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2024:

June 30, 2024	Term Loans by Year of Origination						Revolving
(In Thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$19,476	$60,688	$205,817	$149,084	$19,606	$59,702	$14	$514,387
Special Mention	-	-	-	-	-	1,111	-	1,111
Substandard	-	-	-	-	-	2,593	-	2,593
Total single-family	19,476	60,688	205,817	149,084	19,606	63,406	14	518,091
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	10,374	28,892	75,876	86,916	60,938	180,119	-	443,115
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	478	-	1,589	-	2,067
Total multi-family	10,374	28,892	75,876	87,394	60,938	181,708	-	445,182
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	1,480	228	984	-	-	-	-	2,692
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	1,480	228	984	-	-	-	-	2,692
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	95	-	-	95
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	95	-	-	95
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	133	-	-	-	1,239	1,372
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	133	-	-	-	1,239	1,372
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	23	-	-	-	-	-	-	23
Pass	-	-	-	-	-	-	42	42
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	23	-	-	-	-	-	42	65
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$35,227	$103,571	$306,108	$240,496	$86,089	$278,060	$1,295	$1,050,846
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of the allowance on collectively evaluated loans. As current and expected conditions may vary compared with conditions over the historical lookback period, which is utilized in the calculation of the quantitative allowance, management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted, given the consideration of a variety of qualitative factors. The following qualitative factors (“Q-factors”) are considered quarterly by management and reflect the regulatory guidance on the Q-factors:

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

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of modifications noted above. During the quarters and nine months ended March 31, 2025 and 2024, there were no loan modifications to borrowers experiencing financial difficulties. At March 31, 2025 and June 30, 2024, there were no outstanding loan modifications.

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans. For loans that were previously modified from their original terms, were re-underwritten and identified as modified loans, the charge-off occurs when the loan becomes 90 days delinquent; and where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent. The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the ACL. For modified loans that are less than 90 days delinquent, the ACL is segregated into (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their modification period, classified lower than pass, and containing an embedded loss component or (b) collectively evaluated allowances based on the aggregated pooling method. For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is derived based on the loan's discounted cash flow fair value (for modified loans) or collateral fair value less estimated selling costs and if the fair value is higher than the loan balance, no allowance is required. A non-performing loan is generally restored to accrual status when a borrower is current in payments for six consecutive months and future monthly principal and interest payments are expected to be collected on a timely basis.

The following table discloses additional details for the periods indicated on the Corporation’s ACL on loans held for investment:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2025	2024	2025	2024

ACL, beginning of period	$6,956	$7,000	$7,065	$5,946

Impact of ASC 326 CECL adoption(1)	—	—	—	1,197

(Recovery of) provision for credit losses	(379)	108	(488)	(35)

Total recoveries	—	—	—	—

Total charge-offs	—	—	—	—

Net recoveries (charge-offs)	—	—	—	—
ACL, end of period	$6,577	$7,108	$6,577	$7,108

ACL on loans as a percentage of gross loans held for investment	0.62%	0.67%	0.62%	0.67%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	—%	—%	—%	—%
ACL on loans as a percentage of gross non-performing loans at the end of the period	467.78%	307.84%	467.78%	307.84%

(1)	Represents the impact of adopting ASC 326 on July 1, 2023. Since that date, as a result of adopting ASC 326, the methodology to compute the ACL has been based on CECL methodology, rather than the previously applied incurred loss methodology.

The following tables denote the past due status of the Corporation's loans held for investment, including interest applied to principal, at the dates indicated.

	March 31, 2025
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment

Mortgage loans:
Single-family	$544,269	$198	$910	$545,377
Multi-family	429,077	—	470	429,547
Commercial real estate	75,349	—	—	75,349
Construction	837	—	—	837
Other	89	—	—	89
Commercial business loans	4,255	—	—	4,255
Consumer loans	51	1	—	52
Total loans held for investment	$1,053,927	$199	$1,380	$1,055,506

	June 30, 2024
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Performing	Investment

Mortgage loans:
Single-family	$515,498	$—	$2,593	$518,091
Multi-family	445,182	—	—	445,182
Commercial real estate	83,349	—	—	83,349
Construction	2,692	—	—	2,692
Other	95	—	—	95
Commercial business loans	1,372	—	—	1,372
Consumer loans	64	1	—	65
Total loans held for investment	$1,048,252	$1	$2,593	$1,050,846

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended March 31, 2025
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956
(Recovery of) provision for credit losses	(460)	126	(1)	(35)	(1)	(8)	—	(379)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,801	$675	$58	$13	$1	$29	$—	$6,577

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,801	675	58	13	1	29	—	6,577
ACL, end of period	$5,801	$675	$58	$13	$1	$29	$—	$6,577

Loans held for investment:
Individually evaluated for impairment	$9	$470	$—	$—	$—	$—	$—	$479
Collectively evaluated for impairment	545,368	429,077	75,349	837	89	4,255	52	1,055,027
Total loans held for investment, gross	$545,377	$429,547	$75,349	$837	$89	$4,255	$52	$1,055,506
ACL on loans as a percentage of gross loans held for investment	1.06%	0.16%	0.08%	1.55%	1.12%	0.68%	—%	0.62%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Quarter Ended March 31, 2024
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,235	$642	$73	$36	$2	$12	$—	$7,000
Provision for (recovery of) credit losses	136	(41)	(8)	8	(1)	14	—	108
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,371	$601	$65	$44	$1	$26	$—	$7,108

ACL:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for impairment	6,334	601	65	44	1	26	—	7,071
ACL, end of period	$6,371	$601	$65	$44	$1	$26	$—	$7,108

Loans held for investment:
Individually evaluated for impairment	$1,138	$—	$—	$—	$—	$—	$—	$1,138
Collectively evaluated for impairment	515,901	457,401	83,136	2,745	99	2,835	60	1,062,177
Total loans held for investment, gross	$517,039	$457,401	$83,136	$2,745	$99	$2,835	$60	$1,063,315
ACL on loans as a percentage of gross loans held for investment	1.23%	0.13%	0.08%	1.60%	1.01%	0.92%	—%	0.67%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Nine Months Ended March 31, 2025
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065
(Recovery of) provision for credit losses	(494)	80	(8)	(84)	—	18	—	(488)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,801	$675	$58	$13	$1	$29	$—	$6,577

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,801	675	58	13	1	29	—	6,577
ACL, end of period	$5,801	$675	$58	$13	$1	$29	$—	$6,577

Loans held for investment:
Individually evaluated for impairment	$9	$470	$—	$—	$—	$—	$—	$479
Collectively evaluated for impairment	545,368	429,077	75,349	837	89	4,255	52	1,055,027
Total loans held for investment, gross	$545,377	$429,547	$75,349	$837	$89	$4,255	$52	$1,055,506
ACL on loans as a percentage of gross loans held for investment	1.06%	0.16%	0.08%	1.55%	1.12%	0.68%	—%	0.62%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Nine Months Ended March 31, 2024
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946
Adjustment to allowance for adoption of ASC 326	4,605	(2,614)	(786)	47	3	(54)	(4)	1,197
Provision for (recovery of) credit losses	46	(55)	(17)	(18)	(4)	13	—	(35)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,371	$601	$65	$44	$1	$26	$—	$7,108

ACL:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for impairment	6,334	601	65	44	1	26	—	7,071
ACL, end of period	$6,371	$601	$65	$44	$1	$26	$—	$7,108

Loans held for investment:
Individually evaluated for impairment	$1,138	$—	$—	$—	$—	$—	$—	$1,138
Collectively evaluated for impairment	515,901	457,401	83,136	2,745	99	2,835	60	1,062,177
Total loans held for investment, gross	$517,039	$457,401	$83,136	$2,745	$99	$2,835	$60	$1,063,315
ACL on loans as a percentage of gross loans held for investment	1.23%	0.13%	0.08%	1.60%	1.01%	0.92%	—%	0.67%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

The following tables identify the Corporation’s total recorded investment in non-performing loans, gross by type at the dates and for the periods indicated. Generally, a loan is placed on non-performing status when it becomes 90 days past due as to principal or interest or after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current, the borrower(s) has demonstrated sustained payment performance (generally six consecutive payments) and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance have been (a) collectively evaluated using a pooling method analysis or (b) individually evaluated using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell, to establish realizable value. This analysis may identify a specific allowance amount needed or may conclude that no allowance is needed.

	At March 31, 2025
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance(1)	Charge-offs	Investment	ACL(2)	Investment

Mortgage loans:
Single-family:
With a related allowance	$927	$—	$927	$(11)	$916
Without a related allowance(3)	34	(25)	9	—	9
Total single-family loans	961	(25)	936	(11)	925

Multi-family:
Without a related allowance(3)	470	—	470	—	470
Total multi-family loans	470	—	470	—	470

Total non-performing loans	$1,431	$(25)	$1,406	$(11)	$1,395

(1)	Excluding interest applied to principal.
(2)	ACL, specifically assigned to the individual loan.
(3)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At June 30, 2024
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance(1)	Related	Investment	ACL(2)	Investment

Mortgage loans:
Single-family:
With a related allowance	$2,267	$—	$2,267	$(73)	$2,194
Without a related allowance(3)	427	(25)	402	—	402
Total single-family loans	2,694	(25)	2,669	(73)	2,596

Total non-performing loans	$2,694	$(25)	$2,669	$(73)	$2,596

(1)	Excluding interest applied to principal.
(2)	ACL, specifically assigned to the individual loan.
(3)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At March 31, 2025, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended March 31, 2025 and 2024, the Corporation’s average recorded investment in non-performing loans was $1.5 million and $2.1 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarters ended March 31, 2025 and 2024, the Bank received $120,000 and $41,000, respectively, in interest payments from non-performing loans, all of which was recognized as interest income for those periods. None of these payments were applied to reduce the loan balances under the cost recovery method.

For the nine months ended March 31, 2025 and 2024, the Corporation’s average recorded investment in non-performing loans was $2.1 million and $1.7 million, respectively. For the nine months ended March 31, 2025 and 2024, the Bank received $178,000 and $80,000, respectively, in interest payments from non-performing loans, all of which was recognized as interest income for those periods. None of these payments were applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and nine months ended March 31, 2025 and 2024:

	Quarter Ended March 31,
	2025		2024
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$10	$84	$296	$8
Multi-family	156	—	—	—
	166	84	296	8

With related ACL:
Mortgage loans:
Single-family	1,285	36	1,852	33
	1,285	36	1,852	33

Total	$1,451	$120	$2,148	$41

	Nine Months Ended March 31,
	2025		2024
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$534	$90	$206	$16
Multi-family	52	—	—	—
	586	90	206	16

With related ACL:
Mortgage loans:
Single-family	1,517	88	1,454	64
	1,517	88	1,454	64

Total	$2,103	$178	$1,660	$80

During the quarters and nine months ended March 31, 2025 and 2024, no properties were acquired in the settlement of loans and no previously foreclosed properties were sold, except for one foreclosed property that was sold with without a loss in the second quarter of fiscal 2024. A new appraisal is obtained for each property at the time of foreclosure, and fair value is derived by using the lower of the appraised value or the listing price of the property, net of estimated selling costs. Any initial loss upon repossession is recorded as a charge to the ACL prior to transferring the asset to real estate owned.

Subsequent to transfer to real estate owned, if there is further deterioration in the property’s value, specific real estate owned loss reserves are established and charged to the Condensed Consolidated Statements of Operations. In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred. As of both March 31, 2025 and June 30, 2024, the Corporation held no real estate owned property.

The Bank adjusts the reserve for unfunded loan commitments through the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the quarters and nine months ended March 31, 2025 and 2024.

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands)	2025	2024	2025	2024
Balance, beginning of the period	$55	$10	$57	$42
(Recovery of) provision for credit losses	(12)	16	(14)	(16)
Balance, end of the period	$43	$26	$43	$26

The method for calculating the unfunded loan commitment reserve is based on a historical funding rate applied to the undisbursed loan amount to estimate an average outstanding amount during the life of the loan commitment. The Corporation applies the same assumptions and methodologies by loan groupings to these unfunded loan commitments as it does for its funded loans held for investment to determine the reserve rate and the allowance. Assumptions are evaluated by management periodically as part of the CECL procedures. The unfunded loan commitment reserve is recorded in accounts payable, accrued interest and other liabilities on the Condensed Consolidated Statements of Financial Condition.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of March 31, 2025 and June 30, 2024, the Corporation had commitments to extend credit on loans to be held for investment of $10.5 million and $9.4 million, respectively.

The following table provides information regarding unfunded loan commitments, which are comprised of undisbursed loan funds, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below.

Commitments	March 31, 2025	June 30, 2024
(In Thousands)
Undisbursed loan funds – Construction loans	$—	$435
Undisbursed loan funds – Single-family loans(1)	53	—
Undisbursed lines of credit – Commercial business loans	1,825	2,936
Undisbursed lines of credit – Consumer loans	325	341
Commitments to extend credit on loans to be held for investment	10,526	9,387
Total	$12,729	$13,099

(1)	Represents undisbursed loan funds related to construction loans that, in accordance with their original terms, converted to single-family residential loans upon completion of construction.

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of March 31, 2025 and June 30, 2024, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee monthly to compensate the Bank for accepting the recourse obligation. As of March 31, 2025 and June 30, 2024, the Bank serviced $2.7 million and $3.1 million of loans under this program, respectively, and has established a recourse liability of $7,000 and $8,000, respectively.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the investor’s credit requirements, if any party involved in the loan misrepresented pertinent facts, committed fraud, or if the loans became 90-days past due within 120 days of the loan funding date. During the quarters and nine months ended March 31, 2025 and 2024, the Bank did not repurchase any loans or settle any repurchase requests. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $16,000 and $18,000 as of March 31, 2025 and June 30, 2024, respectively, for loans sold to other investors.

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2025 and 2024:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
Recourse Liability	2025	2024	2025	2024
(In Thousands)
Balance, beginning of the period	$23	$31	$26	$33
Recovery for recourse liability	—	—	(3)	(2)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$23	$31	$23	$31

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

The following table describes the difference at the dates indicated between the aggregate fair value and the aggregate unpaid principal balance of loans held for investment at fair value:

		Aggregate
		Unpaid	Net
	Aggregate	Principal	Unrealized
(In Thousands)	Fair Value	Balance	Loss
As of March 31, 2025:
Loans held for investment, at fair value	$1,032	$1,169	$(137)

As of June 30, 2024:
Loans held for investment, at fair value	$1,047	$1,200	$(153)

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

The Corporation uses the amortization method for its MSA, which amortizes the MSA in proportion of the current MSA balance to the original MSA balance and assesses the MSA for impairment based on fair value at each reporting date. The fair value of the MSA is derived using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted average coupon rates, estimated servicing costs and discount interest rates (Level 3).

The fair value of interest-only strips is derived using the same assumptions that are used to value the related MSA (Level 3).

The Corporation uses the amortization method for its MSA, under which the MSA is amortized in proportion to the current MSA balance relative to the original balance. The Corporation evaluates the MSA for impairment at each reporting date based on its fair value. Fair value is determined using the present value of expected future cash flows, incorporating a third-party’s prepayment projections for similar instruments, weighted average coupon rates, estimated servicing costs, and applicable discount rates (Level 3).

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,119	$—	$1,119
U.S. government sponsored enterprise MBS	—	482	—	482
Private issue CMO	—	—	80	80
Investment securities - available for sale	—	1,601	80	1,681

Loans held for investment, at fair value	—	—	1,032	1,032
Other equity investments, fair value	—	721	—	721
Interest-only strips	—	—	6	6
Total assets	$—	$2,322	$1,118	$3,440

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,208	$—	$1,208
U.S. government sponsored enterprise MBS	—	553	—	553
Private issue CMO	—	—	88	88
Investment securities - available for sale	—	1,761	88	1,849

Loans held for investment, at fair value	—	—	1,047	1,047
Other equity investments, fair value	—	540	—	540
Interest-only strips	—	—	8	8
Total assets	$—	$2,301	$1,143	$3,444

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended March 31, 2025
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at December 31, 2024	$80	$1,016	$6	$1,102
Total gains or losses (realized/unrealized):
Included in earnings	—	26	—	26
Included in other comprehensive income	1	—	—	1
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(1)	(10)	—	(11)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2025	$80	$1,032	$6	$1,118

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

	For the Nine Months Ended March 31, 2025
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2024	$88	$1,047	$8	$1,143
Total gains or losses (realized/unrealized):
Included in earnings	—	16	—	16
Included in other comprehensive income	3	—	(2)	1
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(11)	(31)	—	(42)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2025	$80	$1,032	$6	$1,118

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	—	—	89	89
Total	$—	$—	$89	$89

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$—	$695	$695
Mortgage servicing assets	—	—	87	87
Total	$—	$—	$782	$782

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of March 31, 2025:

					Impact to
	Fair Value				Valuation
	As of				from an
	March 31,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2025	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$80	Market comparable pricing	Comparability adjustment	0.2% - (1.6%) (0.2%)	Increase

Loans held for investment, at fair value	$1,032	Relative value analysis	Broker quotes	88.1% - 90.0% (89.3%)	Increase
			ACL factors	1.0% - 1.1% (1.1%)	Decrease

Mortgage servicing assets	$89	Discounted cash flow	Prepayment speed (CPR)	5.5% - 60.0% (9.7%)	Decrease
			Discount rate	9.0% - 10.5% (9.0%)	Decrease

Interest-only strips	$6	Discounted cash flow	Prepayment speed (CPR)	8.8% - 19.9% (16.1%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

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

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2025 and June 30, 2024 was as follows:

	March 31, 2025
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,057,948	$1,004,426	$—	$—	$1,004,426
Investment securities - held to maturity	$113,617	$102,059	$—	$102,059	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$901,319	$901,466	$—	$901,466	$—
Borrowings	$215,580	$216,022	$—	$216,022	$—

	June 30, 2024
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,051,932	$973,453	$—	$—	$973,453
Investment securities - held to maturity	$130,051	$114,393	$—	$114,393	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,348	$888,527	$—	$888,527	$—
Borrowings	$238,500	$237,691	$—	$237,691	$—

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the third quarter of fiscal 2025, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters and nine months ended March 31, 2025 and 2024:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
Type of Services	2025	2024	2025	2024
(In Thousands)
Loan servicing and other fees(1)	$135	$92	$299	$195
Deposit account fees	276	289	856	876
Card and processing fees	291	317	911	1,003
Other(2)	205	150	585	400
Total non-interest income	$907	$848	$2,651	$2,474

(1)	Not within the scope of ASC 606.
(2)	Includes net BOLI income of $46 thousand, $46 thousand, $138 thousand and $139 thousand, net gain (loss) on sale of loans of $0, $3 thousand, $(41) thousand and $(62) thousand, and net unrealized gain on other equity investments of $71 thousand, $0, $181 thousand and $0 for the quarters and nine months ended March 31, 2025 and 2024, respectively which are not within the scope of ASC 606.

For both the quarters and nine months ended March 31, 2025 and 2024, substantially all of the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities for operating leases and borrowings for finance leases, while right-of-use assets are recorded in premises and equipment in the Corporation's Condensed Consolidated Statements of Financial Condition. At March 31, 2025, the Corporation's leases were classified as operating leases and finance leases; and the Corporation did not have any operating or finance leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and finance leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its right-of-use lease assets and lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the lease term in amounts that represent the difference between straight-line lease expense and interest accretion on the related liability. For finance leases, right-of-use assets are amortized on a straight-line basis over the useful life of the underlying asset, while the interest accretion on the lease liability is recognized as interest expense in the Corporation’s Condensed Statements of Operations.

For the quarters and nine months ended March 31, 2025 and 2024, expenses associated with the Corporation’s leases totaled $181,000, $222,000, $600,000 and $716,000, respectively. Expenses associated with the Corporation’s leases are recorded in either premises and occupancy or equipment expense for operating leases; while for finance leases, expenses are recorded in equipment expense and interest expense on borrowings, as applicable, in the Condensed Consolidated Statements of Operations.

The following tables present supplemental information related to leases at the dates and for the periods indicated:

	As of
(In Thousands)	March 31, 2025	June 30, 2024
Condensed Consolidated Statements of Condition:

Operating Leases:
Premises and equipment - Operating lease right-of-use assets	$1,801	$1,356
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,838	$1,407

Finance Leases:
Premises and equipment at cost	$84	$—
Accumulated amortization	(4)	—
Premises and equipment - Finance lease right-of-use assets	$80	$—

Borrowings - Finance lease liabilities	$80	$—

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2025	2024	2025	2024
Condensed Consolidated Statements of Operations:

Operating lease expense:
Premises and occupancy expenses from operating leases(1)	$167	$188	$517	$613
Equipment expenses from operating leases(1)	6	34	75	103
Total operating lease expense	173	222	592	716

Finance lease expense:
Equipment expenses from finance leases(1)	7	—	7	—
Interest on finance lease liabilities	1	—	1	—
Total finance lease expense	8	—	8	—

Total lease expense	$181	$222	$600	$716

(1)	Includes immaterial variable lease costs.

	Nine Months Ended	Nine Months Ended
(In Thousands)	March 31, 2025	March 31, 2024
Condensed Consolidated Statements of Cash Flows:
Operating cash flows from operating leases, net	$592	$666
Operating cash flows from finance leases, net	$4	$—
Financing cash flows from finance leases, net	$4	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$979	$68
Finance leases	$84	$—

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of March 31, 2025:

	Operating Leases	Finance Leases
	Amount(1)	Amount(1)
Fiscal Year Ending June 30,	(In Thousands)	(In Thousands)
Remainder of fiscal 2025	$173	$8
Fiscal 2026	695	30
Fiscal 2027	506	30
Fiscal 2028	436	17
Fiscal 2029	141	—
Thereafter	11	—
Total contract lease payments	$1,962	$85

Total liability to make lease payments	$1,838	$80
Difference in undiscounted and discounted future lease payments	$124	$5
Weighted average discount rate	3.85%	4.50%
Weighted average remaining lease term (years)	3.1	2.8

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On January 23, 2025, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period. In connection with this new program, the previously extended September 2023 stock repurchase program, which was extended for an additional year on September 26, 2024 and had 21,691 shares remaining for repurchase as of January 23, 2025, was canceled effective January 24, 2025.

During the third quarter of fiscal 2025, the Corporation purchased 51,869 shares of its common stock under the stock repurchase plans with a weighted average cost of $15.30 per share. For the first nine months of fiscal 2025, the Corporation purchased 209,066 shares of its common stock under the stock repurchase plans with a weighted average cost of $15.06 per share. As of March 31, 2025, 293,132 shares or 88 percent of authorized common stock under the existing plan remain available for purchase.

Note 11: Subsequent Events

On April 24, 2025, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on May 15, 2025 are entitled to receive the cash dividend. The cash dividend will be payable on June 5, 2025.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At March 31, 2025, the Corporation had total assets of $1.26 billion, total deposits of $901.3 million and total stockholders’ equity of $128.9 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On January 23, 2025, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for shareholders of record as of the close of business on February 13, 2025. This dividend was paid on March 6, 2025. Future dividend declarations and payments will be subject to the Board of Directors’ discretion, considering factors such as the Corporation’s financial condition, operational results, tax implications, capital requirements, industry standards, legal restrictions, economic conditions, and other relevant factors, including regulatory limitations that affect the Bank’s ability to pay dividends to the Corporation. Under Delaware law, dividends may be paid from surplus or, in the absence of surplus, from net profits of the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements include, but are not limited to:

●	adverse economic conditions in our local market areas or other markets where we have lending relationships;
●	effects of employment levels, labor shortages, inflation, a recession or slowed economic growth;
●	changes in the interest rate environment, including increases or decreases in the Federal Reserve benchmark rate and the duration of such levels, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and the Federal Reserve monetary policy;
●	the effects of any Federal government shutdown;
●	credit risks of lending activities, including loan delinquencies, loan charge-offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;

●	increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan, and deposit products;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	fluctuations in deposits;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	expectations regarding key growth initiatives and strategic priorities;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	results of examinations of us by regulatory authorities, which may include the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
●	legislative and regulatory changes, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	disruptions or security breaches, or other adverse events, failures or interruptions in or attacks on our information technology systems or on our third-party vendors;
●	staffing fluctuations in response to product demand or corporate implementation of strategies;
●	our ability to pay dividends on our common stock;
●	environmental, social and governance goals;
●	the potential for new or increased tariffs, trade restrictions or geopolitical tensions that could affect economic activity or specific industry sectors;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events;
●	availability of appropriate insurance products in our market areas;
●	and other factors described in our Form 10-K and in this Quarterly Reports on Form 10-Q and other reports filed with and furnished to the Securities and Exchange Commission (“SEC”), which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov.

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

The Corporation’s critical accounting estimates are described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Annual Form 10-K”). There have not been any material changes in the Corporation’s critical accounting policies and estimates as compared to the disclosures contained in the Corporation’s 2024 Annual Form 10-K.

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B., established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank and through its subsidiary, Provident Financial Corp (“PFC”). The business activities of the Corporation, primarily through the Bank, consist of community banking and, to a lesser degree, investment services for customers and trustee services on behalf of the Bank.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Corporation’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans. Also, to a lesser extent, the Corporation makes construction, commercial business, consumer and other mortgage loans. The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds. Additionally, certain fees are collected from depositors, such as overdraft fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, wire transfer fees and overdraft protection fees, among others.

The Corporation plans to enhance its community banking operations through moderate asset growth, with a strategic focus on expanding its single-family, multi-family, commercial real estate, construction, and commercial business lending portfolios. In parallel, the Corporation plans to improve the composition of its deposit base by reducing reliance on retail time deposits and increasing the proportion of lower-cost checking and savings accounts. To further diversify its funding sources, the Corporation may utilize brokered certificates of deposit and government deposits, as appropriate based on market conditions and funding requirements. This strategy is designed to strengthen core revenue by improving the net interest margin and, in conjunction with asset growth, increase overall net interest income. While the Corporation’s long-term strategy targets moderate and sustainable growth, management recognizes that the pace and success of this growth will be influenced by general economic conditions and other external factors.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control as described in the 2024 Annual Form 10-K. The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.

The California economic environment presents heightened risk for the Corporation primarily with respect to real estate values and loan delinquencies. Since the majority of the Corporation’s loans are secured by real estate located within California, significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate. Additionally, the commercial real estate environment, particularly office space of various types, currently presents elevated risk within the banking industry. In response, the Bank has reviewed its existing loans collateralized by office space for any outsized exposure and implemented tighter underwriting standards for this collateral type. At March 31, 2025, our commercial real estate portfolio totaled $75.3 million, including office space of various types, totaling approximately $39.9 million or 52.9 percent of the total commercial real estate portfolio and 3.8 percent of the total loan portfolio.

The January 2025 wildfires in Los Angeles, California did not have material impact to the Bank’s customers or collateral in our market area. However, the statewide economic repercussions of these events may indirectly affect the Corporation. These repercussions might include increased insurance premiums, stricter underwriting standards, and potential shifts in property values, which could elevate credit risk. Additionally, the long-term risk of recurring wildfires due to climate change presents ongoing challenges to real estate markets across the state. The Corporation remains committed to prudent risk management practices to mitigate potential risks and support customers in navigating any financial challenges that may arise. For additional information, see “Asset Quality” below.

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

Comparison of Financial Condition at March 31, 2025 and June 30, 2024

Total assets decreased one percent to $1.26 billion at March 31, 2025 from $1.27 billion at June 30, 2024. The decrease was primarily attributable to a decrease in investment securities, partially offset by an increase in loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, decreased $461,000, or one percent, to $50.9 million at March 31, 2025 from $51.4 million at June 30, 2024. The decrease was primarily attributable to utilization of cash to support loan growth in the held for investment portfolio, which was also funded by deposit inflows. This decline was partly offset by a decrease in borrowings and reflects management’s proactive strategy to manage liquidity in response to prevailing economic conditions.

Investment securities (held to maturity and available for sale) decreased $16.6 million, or 13 percent, to $115.3 million at March 31, 2025 from $131.9 million at June 30, 2024. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first nine months of fiscal 2025, with no purchases or sales of investment securities during the period. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $6.0 million to $1.06 billion at March 31, 2025 from $1.05 billion at June 30, 2024, predominantly due to increases in single-family and commercial business loans, partly offset by declines in multi-family and commercial real estate loans. During the first nine months of fiscal 2025, the Corporation originated $93.3 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans located throughout California, compared to $56.9 million originated during the nine months ended June 30, 2024. The Corporation did not purchase any loans during the first nine months of fiscal 2025 or 2024. Total loan principal payments during the first nine months of fiscal 2025 were $91.4 million, up 32 percent from $69.3 million during the comparable period in fiscal 2024, reflecting elevated payoff and amortization activity. Single-family loans held for investment at March 31, 2025 and June 30, 2024 totaled $545.4 million and $518.1 million, representing approximately 52 percent and 49 percent of loans held for investment, respectively. Multi-family loans held for investment at March 31, 2025 and June 30, 2024 totaled $429.5 million and $445.2 million, respectively, representing approximately 41 percent and 42 percent of loans held for investment, respectively. Commercial real estate loans held for investment at March 31, 2025 and June 30, 2024 totaled $75.3 million and $83.3 million, respectively, representing approximately seven percent and eight percent of loans held for investment, respectively. Commercial business loans at March 31, 2025 and June 30, 2024 totaled $4.2 million and $1.4 million, respectively.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2025 and June 30, 2024, as a percentage of the total dollar amount of loans outstanding:

As of March 31, 2025:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$144,639	27%	$182,022	33%	$218,486	40%	$230	—%	$545,377	100%
Multi-family	51,952	12%	250,513	58%	127,082	30%	—	—%	429,547	100%
Commercial real estate	13,360	18%	41,022	54%	20,967	28%	—	—%	75,349	100%
Construction	—	—%	837	100%	—	—%	—	—%	837	100%
Other	—	—%	89	100%	—	—%	—	—%	89	100%
Total	$209,951	20%	$474,483	45%	$366,535	35%	$230	—%	$1,051,199	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2024:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$146,003	29%	$175,127	34%	$196,707	37%	$254	—%	$518,091	100%
Multi-family	56,693	13%	256,692	59%	131,797	28%	—	—%	445,182	100%
Commercial real estate	13,583	18%	44,574	54%	25,192	28%	—	—%	83,349	100%
Construction	228	30%	1,480	58%	984	12%	—	—%	2,692	100%
Other	—	—%	95	100%	—	—%	—	—%	95	100%
Total	$216,507	23%	$477,968	46%	$354,680	31%	$254	—%	$1,049,409	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits increased $13.0 million, or two percent, to $901.3 million at March 31, 2025 from $888.3 million at June 30, 2024, due to new government deposits of $50.1 million. The increase was primarily driven by the addition of $50.1 million in new government deposits. These deposits are generally priced competitively and subject to collateralization requirements under state regulations. Excluding these government deposits, all other deposit categories declined, reflecting continued competitive pressures for deposits in the Company’s market area as customers sought higher-yielding alternatives.

“Core deposit” balances, consisting of noninterest-bearing and interest-bearing transaction accounts, decreased by $23.1 million, or four percent, to $591.4 million at March 31, 2025, from $614.5 million at June 30, 2024. Time deposits increased $36.0 million to $309.9 million from $273.9 million over the same period, with the increase entirely attributable to new government time deposits. Excluding government deposits, both retail time deposits and brokered certificates of deposit declined, as the Company actively managed deposit pricing and funding costs. At March 31, 2025, total brokered certificates of deposit were $129.8 million, down slightly from $131.8 million at June 30, 2024. Excluding brokered CDs, retail time deposits represented 23 percent of total deposits at March 31, 2025, compared to 19 percent at June 30, 2024.

Total uninsured deposits were approximately $162.2 million (of which, $57.1 million were collateralized) and $122.7 million (of which, $9.0 million were collateralized) at March 31, 2025 and June 30, 2024, respectively. Uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Total borrowings decreased $22.9 million, or 10 percent, to $215.6 million at March 31, 2025 from $238.5 million at June 30, 2024. The decrease in borrowings was due primarily to payoffs from the scheduled maturities. At March 31, 2025 and June 30, 2024, borrowings were comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity declined $1.0 million, or one percent, to $128.9 million at March 31, 2025 from $129.9 million at June 30, 2024. The decrease was primarily due to $2.8 million of cash dividends paid to shareholders and $3.3 million of stock repurchases, partly offset by net income of $4.6 million and the amortization of stock-based compensation of $423,000 in the first nine months of fiscal 2025. The Corporation repurchased 209,066 shares of its common stock in the open market at a weighted average cost of $15.06 per share during the first nine months of fiscal 2025 pursuant to its publicly announced stock repurchase programs. In addition, the Corporation acquired 8,758 shares of the Corporation common stock at a cost of $13.24 per share in settlement of employees' withholding tax obligations related to the vesting of restricted stock in the first nine months of fiscal 2025.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2025 and 2024

Net income for the third quarter of fiscal 2025 was $1.9 million, up $362,000 or 24 percent from $1.5 million in the same period of fiscal 2024. The increase was primarily attributable to a $391,000 recovery of credit losses in the third quarter of fiscal 2025 (in contrast to a $124,000 provision for credit losses in the same quarter last year) and a $653,000 increase in net interest income, partly offset by a $688,000 increase in non-interest expense.

For the first nine months of fiscal 2025, net income was $4.6 million, down $769,000 or 14 percent from $5.4 million in the same period of fiscal 2024. The decrease was attributable to a $1.8 million increase in non-interest expense, partly offset by a $451,000 higher recovery of credit losses, a $115,000 increase in net interest income and $177,000 increase in non-interest income in the first nine months of fiscal 2025 as compared to the same period in fiscal 2024.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 77.64 percent for the third quarter of fiscal 2025, compared to 76.20 percent in the same period last year. The increase of the efficiency ratio during the current quarter compared to the same period last year was primarily due to the increase in non-interest expense outpacing the increase in total net interest income and non-interest income. For the first nine months of fiscal 2025, the efficiency ratio was 79.26 percent, compared to 73.82 percent for the same period of fiscal 2024. The deterioration of the efficiency ratio during the first nine months of fiscal 2025 compared to the same period last year was due to the increase in non-interest expense outpacing the increase in total net interest income and non-interest income.

Return on average assets was 0.59 percent in the third quarter of fiscal 2025, up 12 basis points from 0.47 percent in the same period last year. For the first nine months of fiscal 2025, return on average assets was 0.50 percent, down six basis points from 0.56 percent in the same period last year.

Return on average stockholders’ equity was 5.71 percent in the third quarter of fiscal 2025, up from 4.57 percent in the same period last year. For the first nine months of fiscal 2025, return on average stockholders’ equity was 4.72 percent, down from 5.51 percent in the same period last year.

Diluted earnings per share for the third quarter of fiscal 2025 were $0.28, up 27 percent from $0.22 in the same period last year. For the first nine months of fiscal 2025, diluted earnings per share were $0.68, down 12 percent from $0.77 in the same period last year.

Net Interest Income:

For the Quarters Ended March 31, 2025 and 2024. Net interest income increased $653,000, or eight percent, to $9.2 million for the third quarter of fiscal 2025 from $8.6 million in the same quarter last year. The increase was due to a higher net interest margin, partly offset by a lower average balance of interest-earning assets. The higher net interest margin was due to the average yield on interest-earning assets rising faster than the average cost of interest-bearing liabilities. The net interest margin during the third quarter of fiscal 2025 increased 28 basis points to 3.02 percent from 2.74 percent in the prior-year quarter, as the average yield on interest-earning assets increased 32 basis points to 4.73 percent, while the average cost of interest-bearing liabilities rose more modestly by five basis points to 1.91 percent. The average balance of interest-earning assets decreased $30.7 million, or two percent, to $1.22 billion in the third quarter of fiscal 2025 from $1.25 billion the same quarter last year as the average balance of both investment securities and loans receivable declined. Similarly, the average balance of interest-bearing liabilities decreased $27.6 million, or two percent, to $1.11 billion in the third quarter of fiscal 2025 from $1.13 billion in the same quarter last year primarily reflecting decreases in the average balance of transaction accounts, partly offset by an increase in the average balance of time deposits, particularly government deposits.

For the Nine Months Ended March 31, 2025 and 2024. Net interest income increased $115,000 to $26.6 million for the first nine months of fiscal 2025 from $26.5 million in the same period in fiscal 2024, as a result of a higher net interest margin, partly offset by a lower average balance of interest-earning assets. The net interest margin was 2.92 percent in the first nine months of fiscal 2025, an increase of 12 basis points from 2.80 percent in the same period of fiscal 2024, as the average yield on interest-earning assets increased by 36 basis points to 4.67 percent, while the average cost of interest-bearing liabilities increased 26 basis points to 1.93 percent. The average balance of interest-earning assets decreased $47.9 million, or four percent, to $1.21 billion in the first nine months of fiscal 2025 from $1.26 billion in the comparable period of fiscal 2024, primarily reflecting decreases in the average balance of loans receivable and investment securities. Similarly, the average balance of interest-bearing liabilities decreased by $44.8 million, or four percent, to $1.10 billion in the first nine months of fiscal 2025 from $1.14 billion in the same period last year primarily reflecting decreases in the average balance of transaction accounts, partly offset by an increase in the average balance of time deposits, particularly government deposits and brokered certificates of deposit.

Interest Income:

For the Quarters Ended March 31, 2025 and 2024. Total interest income increased $622,000, or five percent, to $14.4 million for the third quarter of fiscal 2025 from $13.8 million for the same quarter of fiscal 2024. The increase was due primarily to an increase in interest income from loans receivable.

Interest income on loans receivable increased $685,000, or five percent, to $13.4 million in the third quarter of fiscal 2025 from $12.7 million in the same quarter of fiscal 2024. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield on loans receivable increased 32 basis points to 5.06 percent in the third quarter of fiscal 2025 from an average yield of 4.74 percent in the same quarter last year. The higher average loan yield was due primarily to the upward repricing of adjustable rate loans and new loan originations with higher average interest rates. The average balance of loans receivable decreased $14.6 million, or one percent, to $1.06 billion in the third quarter of fiscal 2025 from $1.07 billion in the same quarter last year. Net deferred loan cost amortization in the third quarter of fiscal 2025 decreased six percent to $239,000 from $255,000 in the same quarter last year. Total loans originated for investment in the third quarter of fiscal 2025 were $27.9 million, up 53 percent from $18.2 million in the same quarter last year; while loan principal payments received in the third quarter of fiscal 2025 were $23.0 million, down 19 percent from $28.5 million in the same quarter last year.

Interest income from investment securities decreased $58,000, or 11 percent, to $459,000 in the third quarter of fiscal 2025 from $517,000 for the same quarter of fiscal 2024. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $23.0 million, or 16 percent, to $118.4 million in the third quarter of fiscal 2025 from $141.4 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities. The average yield on investment securities increased nine basis points to 1.55 percent in the third quarter of fiscal 2025 from 1.46 percent for the same quarter last year. The increase in the average yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year ($86,000 vs. $124,000) due to lower total principal repayments ($5.3 million vs. $5.7 million) and the upward repricing of adjustable-rate mortgage-backed securities.

The Bank received $213,000 of cash dividends from FHLB – San Francisco stock and other equity investments in the third quarter of fiscal 2025, up one percent from $210,000 in the same quarter last year. The average balance of FHLB – San Francisco stock and other equity investments in the third quarter of fiscal 2025 was $10.3 million, up eight percent from

$9.5 million in the same quarter of fiscal 2024 while the average yield was 8.30 percent, down 54 basis points from 8.84 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $389,000 in the third quarter of fiscal 2025, down two percent from $397,000 in the same quarter of fiscal 2024. The decrease was due to a lower average yield, partly offset by a higher average balance. The average yield earned on interest-earning deposits in the third quarter of fiscal 2025 was 4.42 percent, down 98 basis points from 5.40 percent in the same quarter last year, due primarily to decreases in the interest rates paid on excess reserves. The average balance of interest-earning deposits increased $6.1 million, or 21 percent, to $35.2 million in the third quarter of fiscal 2025 from $29.1 million in the same quarter last year primarily due to an increased liquidity position that has not been fully utilized for loan fundings.

For the Nine Months Ended March 31, 2025 and 2024.  Total interest income increased $1.7 million, or four percent, to $42.5 million for the first nine months of fiscal 2025 from $40.8 million in the same period of fiscal 2024. The increase was due primarily to an increase in interest income from loans receivable, partly offset by decreases in interest income on interest-earning deposits and investment securities.

Interest income from loans receivable increased $2.0 million, or five percent, to $39.4 million in the first nine months of fiscal 2025 from $37.4 million for the same period of fiscal 2024. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield on loans receivable increased 36 basis points to 5.00 percent during the first nine months of fiscal 2025 from 4.64 percent in the same period last year. The increase in the average yield on loans receivable was primarily attributable to loans repricing upward and new loan originations with a higher average yield, partly offset by an increase in net deferred loan cost amortization to $975,000 in the first nine months of fiscal 2025 from $664,000 in the same period of fiscal 2024. Adjustable-rate loans of approximately $353.9 million repriced upward in the first nine months of fiscal 2025 by approximately 40 basis points from an average yield of 7.58 percent to 7.98 percent. The average balance of loans receivable decreased by $22.0 million, or two percent, to $1.05 billion for the first nine months of fiscal 2025 from $1.07 billion in the same period of fiscal 2024. Total loans originated for investment in the first nine months of fiscal 2025 were $93.3 million, up 64 percent from $56.9 million in the same period last year. Loan principal payments received in the first nine months of fiscal 2025 were $91.4 million, up 32 percent from $69.3 million in the same period last year.

Interest income from investment securities decreased $153,000, or 10 percent, to $1.4 million in the first nine months of fiscal 2025 from $1.6 million for the same period of fiscal 2024. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased by $23.4 million, or 16 percent, to $124.0 million in the first nine months of fiscal 2025 from $147.4 million in the same period of fiscal 2024. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities. The average yield on investment securities increased by 10 basis points to 1.52 percent in the first nine months of fiscal 2025 from 1.42 percent in the same period of fiscal 2024. The increase in the average yield was primarily attributable to lower premium amortization ($294,000 compared to $416,000) attributable to lower principal repayments ($16.3 million vs. $18.2 million) and, to a lesser extent, the upward repricing of adjustable rate mortgage-backed securities.

FHLB – San Francisco and other equity investments cash dividends received in the first nine months of fiscal 2025 were $636,000, up nine percent from $586,000 in the same period of fiscal 2024. The average balance of FHLB – San Francisco stock and other equity investments in the first nine months of fiscal 2025 was $10.2 million, up seven percent from $9.5 million in the same period of fiscal 2024, and the average yield was 8.33 percent, up 11 basis points from 8.22 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $1.0 million in the first nine months of fiscal 2025, down 20 percent from $1.3 million in the same period of fiscal 2024. The decrease was due to a lower average yield and, to a lesser extent, a lower average balance. The average yield earned on interest-earning deposits decreased by 59 basis points to 4.79 percent in the first nine months of fiscal 2025 from 5.38 percent in the comparable period last year, due primarily to decreases in the interest rates paid on excess reserves. The average balance of the interest-earning deposits in the first nine months of fiscal 2025 was $28.4 million, a decrease of $3.1 million or 10 percent, from $31.5 million in the same period of fiscal 2024.

Interest Expense:

For the Quarters Ended March 31, 2025 and 2024. Total interest expense decreased $31,000 or one percent to $5.2 million in the third quarter of fiscal 2025 as compared to the same quarter last year. The decrease was attributable to a lower interest expense on borrowing, partly offset by a higher deposit interest expense.

Interest expense on deposits for the third quarter of fiscal 2025 was $2.7 million, a $71,000, or three percent, increase as compared to the same quarter last year. The increase was attributable to a higher average cost of deposits, partly offset by a lower average balance. The average cost of deposits was 1.26 percent for the third quarter of fiscal 2025, up eight basis points from 1.18 percent in the same quarter last year, primarily due to a higher proportion of time deposits, which are typically higher cost. Time deposits accounted for 33 percent of total deposits in the third quarter of fiscal 2025, compared to 28 percent in the same quarter last year. The average balance of deposits decreased $25.8 million, or three percent, to $885.0 million in the third quarter of fiscal 2025 from $910.8 million in the same quarter last year due to decreases in transaction accounts which was partly offset by an increase in time deposits. The average balance of transaction accounts was $596.7 million in the third quarter of fiscal 2025, down $54.8 million, or eight percent, from $651.5 million in the same quarter last year; while the average balance of time deposits (including brokered certificates of deposit) increased $29.1 million, or 11 percent, to $288.4 million in the third quarter of fiscal 2025 from $259.3 million in the same quarter last year.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the third quarter of fiscal 2025 decreased $102,000, or four percent, to $2.5 million from $2.6 million in the same quarter last year. The decrease was primarily the result of a lower average cost of borrowings and to a lesser extent, a lower average balance. The average cost of borrowings decreased 11 basis points to 4.52 percent in the third quarter of fiscal 2025 from 4.63 percent in the same quarter last year and the average balance of borrowings decreased $1.8 million or one percent to $221.8 million in the third quarter of fiscal 2025 from $223.6 million in the same quarter last year.

For the Nine Months Ended March 31, 2025 and 2024.  Total interest expense increased $1.6 million, or 11 percent to $15.9 million in the first nine months of fiscal 2025 from $14.3 million in the same period last year. The increase was attributable primarily to higher interest expense on deposits and, to a lesser extent, higher interest expense on borrowings.

Interest expense on deposits for the first nine months of fiscal 2025 was $8.2 million, a $1.4 million or 21 percent increase from $6.8 million for the same period last year. The increase was attributable to a higher average cost of total deposits, partly offset by a lower average balance. The average cost of deposits was 1.25 percent, up 26 basis points from 0.99 percent in the same period last year, attributable primarily to time deposits (including brokered certificates of deposit) which increased 24 basis points to 3.78 percent for the first nine months of fiscal 2025 from 3.54 percent for same period in fiscal 2024. The average balance of deposits decreased $45.7 million or five percent to $876.2 million in the first nine months of fiscal 2025 from $921.9 million in the same period last year due primarily to a decrease of $77.9 million in the average balance of transaction accounts, partly offset by an increase of $32.2 million in the average balance of time deposits.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first nine months of fiscal 2025 increased $185,000, or two percent, to $7.7 million from $7.5 million in the same period last year.  The increase was primarily the result of a higher average cost and, to a lesser extent, a higher average balance. The average cost of borrowings increased nine basis points to 4.59 percent in the first nine months of fiscal 2025 from 4.50 percent in the same period last year and the average balance of borrowings increased by $881,000 to $223.1 million in the first nine months of fiscal 2025 from $222.2 million in the same period last year.

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

Average Balance Sheets

	Quarter Ended			Quarter Ended
	March 31, 2025			March 31, 2024
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,056,441	$13,368	5.06%	$1,071,004	$12,683	4.74%
Investment securities	118,431	459	1.55%	141,390	517	1.46%
FHLB – San Francisco stock and other equity investments	10,268	213	8.30%	9,505	210	8.84%
Interest-earning deposits	35,182	389	4.42%	29,099	397	5.40%

Total interest-earning assets	1,220,322	14,429	4.73%	1,250,998	13,807	4.41%

Noninterest-earning assets	30,846			30,977

Total assets	$1,251,168			$1,281,975

Interest-bearing liabilities:
Checking and money market accounts(2)	$364,012	$46	0.05%	$399,185	$90	0.09%
Savings accounts	232,665	127	0.22%	252,309	97	0.15%
Time deposits	288,355	2,573	3.62%	259,287	2,488	3.86%

Total deposits(3)	885,032	2,746	1.26%	910,781	2,675	1.18%

Borrowings	221,787	2,471	4.52%	223,632	2,573	4.63%

Total interest-bearing liabilities	1,106,819	5,217	1.91%	1,134,413	5,248	1.86%

Noninterest-bearing liabilities	14,268			16,656

Total liabilities	1,121,087			1,151,069

Stockholders’ equity	130,081			130,906
Total liabilities and stockholders’ equity	$1,251,168			$1,281,975

Net interest income		$9,212			$8,559

Interest rate spread(4)			2.82%			2.55%
Net interest margin(5)			3.02%			2.74%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.25%			110.28%
Return on average assets			0.59%			0.47%
Return on average equity			5.71%			4.57%

(1)	Includes the average balance of non-performing loans of $1.5 million and $2.1 million and net deferred loan cost amortization of $239 thousand and $255 thousand for the quarters ended March 31, 2025 and 2024, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $88.4 million and $91.0 million during the quarters ended March 31, 2025 and 2024, respectively.
(3)	Includes the average balance of uninsured deposits of approximately $131.2 million and $139.0 million in the quarters ended March 31, 2025 and 2024, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for (recovery of) credit losses as a percentage of average interest-earning assets.

	Nine Months Ended			Nine Months Ended
	March 31, 2025			March 31, 2024
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,050,748	$39,441	5.00%	$1,072,741	$37,368	4.64%
Investment securities	123,983	1,412	1.52%	147,445	1,565	1.42%
FHLB – San Francisco stock and other equity investments	10,186	636	8.33%	9,505	586	8.22%
Interest-earning deposits	28,404	1,036	4.79%	31,538	1,295	5.38%

Total interest-earning assets	1,213,321	42,525	4.67%	1,261,229	40,814	4.31%

Noninterest-earning assets	30,314			30,673

Total assets	$1,243,635			$1,291,902

Interest-bearing liabilities:
Checking and money market accounts(2)	$366,458	$150	0.05%	$415,207	$219	0.07%
Savings accounts	236,987	356	0.20%	266,145	208	0.10%
Time deposits	272,731	7,738	3.78%	240,553	6,406	3.54%

Total deposits(3)	876,176	8,244	1.25%	921,905	6,833	0.99%

Borrowings	223,087	7,694	4.59%	222,206	7,509	4.50%

Total interest-bearing liabilities	1,099,263	15,938	1.93%	1,144,111	14,342	1.67%

Noninterest-bearing liabilities	13,461			17,105

Total liabilities	1,112,724			1,161,216

Stockholders’ equity	130,911			130,686
Total liabilities and stockholders’ equity	$1,243,635			$1,291,902

Net interest income		$26,587			$26,472

Interest rate spread(4)			2.74%			2.64%
Net interest margin(5)			2.92%			2.80%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.38%			110.24%
Return on average assets			0.50%			0.56%
Return on average equity			4.72%			5.51%

(1)	Includes the average balance of non-performing loans of $2.1 million and $1.7 million and net deferred loan cost amortization of $975 thousand and $664 thousand for the nine months ended March 31, 2025 and 2024, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $88.4 million and $98.9 million during the nine months ended March 31, 2025 and 2024, respectively.
(3)	Includes the average balance of uninsured deposits of approximately $127.5 million and $139.1 million in the nine months ended March 31, 2025 and 2024, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for (recovery of) credit losses as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on interest income and expense for the quarters and nine months ended March 31, 2025 and 2024. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended March 31, 2025 Compared
	To Quarter Ended March 31, 2024
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$870	$(173)	$(12)	$685
Investment securities	31	(84)	(5)	(58)
FHLB – San Francisco stock and other equity investments	(13)	17	(1)	3
Interest-earning deposits	(75)	82	(15)	(8)
Total net change in income on interest-earning assets	813	(158)	(33)	622

Interest-bearing liabilities:
Checking and money market accounts	(39)	(8)	3	(44)
Savings accounts	40	(7)	(3)	30
Time deposits	(175)	277	(17)	85
Borrowings	(82)	(21)	1	(102)
Total net change in expense on interest-bearing liabilities	(256)	241	(16)	(31)
Net increase (decrease) in net interest income	$1,069	$(399)	$(17)	$653

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2025 Compared
	To Nine Months Ended March 31, 2024
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$2,897	$(765)	$(59)	$2,073
Investment securities	115	(250)	(18)	(153)
FHLB – San Francisco stock and other equity investments	7	42	1	50
Interest-bearing deposits	(147)	(126)	14	(259)
Total net change in income on interest-earning assets	2,872	(1,099)	(62)	1,711

Interest-bearing liabilities:
Checking and money market accounts	(50)	(26)	7	(69)
Savings accounts	192	(22)	(22)	148
Time deposits	419	855	58	1,332
Borrowings	154	30	1	185
Total net change in expense on interest-bearing liabilities	715	837	44	1,596
Net increase (decrease) in net interest income	$2,157	$(1,936)	$(106)	$115

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for (Recovery of) Credit Losses:

For the Quarters Ended March 31, 2025 and 2024. During the third quarter of fiscal 2025, the Corporation recorded a recovery of credit losses of $391,000, in contrast to a $124,000 provision for credit losses recorded during the same period last year. The recovery of credit losses recorded in the third quarter of fiscal 2025 was primarily attributable to an improvement in single-family residential collateral qualitative factors. The recovery was partially offset by the impact of a lengthening average life of the loan portfolio, as updated prepayment assumptions at March 31, 2025, reflected slower expected loan runoff compared to estimates as of December 31, 2024.

At March 31, 2025, the ACL on loans held for investment was $6.6 million, all of which was comprised of collectively evaluated allowances. This represents a six percent decrease from an ACL on loans held for investment of $7.0 million at December 31, 2024, which was also entirely comprised of collectively evaluated allowances. The ACL on loans as a percentage of gross loans held for investment was 0.62 percent at March 31, 2025, down from 0.66 percent at December 31, 2024. The decrease in the ACL on loans was due primarily to the recovery of credit losses recorded in the third quarter of fiscal 2025, totaling $391,000, which includes a $12,000 recovery of the unfunded loan commitment reserve.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the quarters ended March 31, 2025 and 2024.

The changes in the ACL on LHFI for the quarter ended March 31, 2025:

The changes in the ACL on LHFI for the quarter ended March 31, 2024:

For the Nine Months Ended March 31, 2025 and 2024.  During the first nine months of fiscal 2025, the Corporation recorded a recovery of credit losses of $502,000, compared to a recovery of credit losses of $51,000 in the same period of fiscal 2024.

At March 31, 2025, the ACL on loans held for investment was $6.6 million, all of which was comprised of collectively evaluated allowances, slightly lower than the $7.1 million at June 30, 2024, which was comprised of collectively evaluated allowances of $7.0 million and individually evaluated allowances of $37,000. The recovery of credit losses recorded in the first nine months of fiscal 2025 was primarily attributable to an improvement in single-family residential collateral qualitative factors.

The ACL on loans as a percentage of gross loans held for investment was 0.62 percent at March 31, 2025, down from 0.67 percent at June 30, 2024. The decrease in the ACL on loans was due primarily to the recovery of credit losses recorded in the first nine months of fiscal 2025, totaling $502,000, which includes a $14,000 recovery of the unfunded loan commitment reserve.

The following chart quantifies the factors contributing to the changes in the ACL on LHFI for the nine months ended March 31, 2025 and 2024.

The changes in the ACL on LHFI for the nine months ended March 31, 2025:

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

Non-Interest Income:

For the Quarters Ended March 31, 2025 and 2024. Non-interest income increased by $59,000, or seven percent, to $907,000 in the third quarter of fiscal 2025 from $848,000 in the same period last year, due primarily to a $43,000 increase in loan servicing and other fees and a $55,000 increase in other fees (primarily attributable to an increase in the unrealized gain on other equity investments). These increases were partly offset by decreases of $26,000 and $13,000 in card and processing fees and deposit account fees, respectively, primarily due to lower transaction volumes and reduced customer activity.

For the Nine Months Ended March 31, 2025 and 2024. Non-interest income increased $177,000, or seven percent, to $2.7 million in the first nine months of fiscal 2025 from $2.5 million in the same period last year, due primarily to a $104,000 increase in loan servicing and other fees and a $185,000 increase in other fees (primarily attributable to an increase in the unrealized gain on other equity investments). These increases were partly offset by decreases of $92,000 and $20,000 in card and processing fees and deposit account fees, respectively, primarily due to lower transaction volumes and reduced customer activity.

Non-Interest Expense:

For the Quarters Ended March 31, 2025 and 2024. Non-interest expenses increased $688,000, or 10 percent, to $7.9 million in the third quarter of fiscal 2025 from $7.2 million in the same quarter last year. The increase was primarily due to increases in salaries and employee benefits expenses and other operating expenses.

Salaries and employee benefits increased $236,000, or five percent, to $4.8 million in the third quarter of fiscal 2025 from $4.5 million in the same quarter of fiscal 2024. The increase was due primarily to higher employee compensation due to merit-based salary adjustments and competitive market-based wage increases, a higher accrual adjustment for the supplemental executive retirement plans driven by updated actuarial assumptions, higher group insurance expenses reflecting increased premiums, and higher equity incentive compensation due to increased stock-based awards. These increases were partly offset by a decrease in the retirement plan benefit expense.

Other operating expenses increased $235,000, or 30 percent, to $1.0 million in the third quarter of fiscal 2025 from $786,000 in the same quarter last year, primarily due to a $239,000 litigation settlement expense incurred during the current quarter. See Part II, Item 1. Legal Proceedings of this Form 10-Q.

For the Nine Months Ended March 31, 2025 and 2024. Non-interest expenses increased $1.8 million, or eight percent, to $23.2 million in the first nine months of fiscal 2025 from $21.4 million in the same period last year. The increase was primarily due to increases in salaries and employee benefits expenses and other operating expenses.

Salaries and employee benefits increased $1.0 million, or eight percent, to $14.2 million in the first nine months of fiscal 2025 from $13.2 million in the same period of fiscal 2024, representing the largest increase in non-interest expense. The increase was due primarily to higher employee compensation, increased incentive compensation, higher retirement plan benefit expenses, and higher group insurance costs, for the same reasons discussed above. In addition, we incurred $164,000 in executive search agency fees during the current period. These increases were partly offset by a lower accrual adjustment for the supplemental executive retirement plans resulting from changes in actuarial assumptions.

Other operating expenses increased $491,000, or 22 percent, to $2.7 million in the first nine months of fiscal 2025 from $2.2 million in the same period last year. The increase was due primarily to higher litigation settlement expenses.

Provision for Income Taxes:

For the Quarters Ended March 31, 2025 and 2024. The income tax provision was $797,000 for the third quarter of fiscal 2025, up 29 percent from $620,000 in the same quarter last year primarily due to higher pre-tax income. The effective tax rate in the third quarter of fiscal 2025 was 30.0 percent as compared to 29.3 percent in the same quarter last year.

For the Nine Months Ended March 31, 2025 and 2024. The income tax provision was $1.9 million for the first nine months of fiscal 2025, down 13 percent from $2.2 million in the same period last year primarily due to lower pre-tax income. The effective tax rate in the first nine months of fiscal 2025 and 2024 was 29.5 percent and 29.2 percent, respectively.

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

Asset Quality

Non-performing assets were comprised of seven non-performing single-family loans and one multi-family loan at March 31, 2025, compared to 10 non-performing single-family loans at June 30, 2024. These non-performing loans, net of the ACL, were secured by collateral located in California, and totaled $1.4 million at March 31, 2025, down 46 percent from $2.6 million at June 30, 2024. Non-performing loans as a percentage of LHFI at March 31, 2025 was 0.13 percent, compared to 0.25 percent at June 30, 2024. No interest accruals were made for non-performing loans. There were no accruing loans 90 days or more past due and no real estate owned at either March 31, 2025 or June 30, 2024. For further analysis on non-performing loans, see the tables below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

The January 2025 wildfires in Los Angeles, California did not have a material impact on the Corporation's operations or the Bank’s customers. The Bank’s branches and facilities remained operational throughout the wildfire events, and there were no significant disruptions to customer services or business activities observed. We identified $23.7 million dollars or 2.2% of our loans held for investment portfolio located in zip codes within the fire evacuation and evacuation warning zones. Additionally, we are aware of two homes with a combined loan balance of $650,000 with minor observable damage. Both homes are insured.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of ACL, at the dates indicated:

	At March 31,	At June 30,
(In Thousands)	2025	2024
Loans on non-performing status
Mortgage loans:
Single-family	$925	$2,596
Multi-family	470	—
Total	1,395	2,596

Accruing loans past due 90 days or more	—	—

Total non-performing loans	1,395	2,596

Real estate owned, net	—	—
Total non-performing assets	$1,395	$2,596

Non-performing loans as a percentage of LHFI, net of ACL	0.13%	0.25%

Non-performing loans as a percentage of total assets	0.11%	0.20%

Non-performing assets as a percentage of total assets	0.11%	0.20%

The following table summarizes classified assets, which is comprised of classified loans, net of ACL and real estate owned, if any, at the dates indicated:

	At March 31, 2025		At June 30, 2024
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$1,006	3	$1,099	1
Multi-family	628	1	—	—
Total special mention loans	1,634	4	1,099	1

Substandard loans:
Mortgage loans:
Single-family	1,213	8	2,596	10
Multi-family	2,063	3	2,066	3
Commercial real estate	1,857	3	—	—
Total substandard loans	5,133	14	4,662	13

Total classified loans	6,767	18	5,761	14

Real estate owned	—	—	—	—

Total classified assets	$6,767	18	$5,761	14

Total classified assets as a percentage of total assets	0.54%		0.45%

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

Loan Volume Activities

The following table provides details related to the volume of loan originations, sales and principal payments for the quarters and nine months indicated:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands)	2025	2024	2025	2024
Loans originated for sale:
Wholesale originations	$—	$378	$3,355	$4,448
Total loans originated for sale	—	378	3,355	4,448

Loans sold:
Servicing retained	—	(378)	(3,355)	(4,448)
Total loans sold	—	(378)	(3,355)	(4,448)

Loans originated for investment:
Mortgage loans:
Single-family	22,163	8,946	74,195	30,058
Multi-family	4,087	5,865	15,772	17,586
Commercial real estate	1,135	2,172	2,760	8,047
Commercial business loans	500	1,250	550	1,250
Total loans originated for investment	27,885	18,233	93,277	56,941

Loan principal payments	(22,980)	(28,513)	(91,351)	(69,276)
Increase in other items, net⁽¹⁾	472	276	4,075	467

Net increase (decrease) in LHFI	$5,377	$(10,004)	$6,001	$(11,868)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of LHFI and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first nine months of fiscal 2025 and 2024, the Corporation originated loans held for investment of $93.3 million and $56.9 million, respectively, with no loan purchases during either period. At March 31, 2025, the Corporation had loan origination commitments totaling $10.5 million, undisbursed lines of credit totaling $2.2 million and undisbursed loan funds totaling $53,000. The Corporation anticipates having sufficient funds available to meet its current loan funding commitments. During the first nine months of fiscal 2025 and 2024, total loan repayments were $91.4 million and $69.3 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first nine months of fiscal 2025, total deposits increased $13.0 million, or one percent, to $901.3 million, due to the addition of government deposits, partly offset by the declines in all other deposit account categories. Time deposits include brokered certificates of deposit totaling $129.8 million and $131.8 million at March 31, 2025 and June 30, 2024, respectively. At March 31, 2025, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $196.5 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $89.2 million. Historically, the Corporation has been able to retain most of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At March 31, 2025, total cash and cash equivalents were $50.9 million, or four percent of total assets. Depending on market conditions and the pricing of deposit products, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of March 31, 2025, total borrowings were $215.6 million and the financing availability at the FHLB – San Francisco was limited to 40 percent of total assets. As a result, the remaining borrowing capacity available at the FHLB – San Francisco was $269.8 million and the remaining available collateral was $346.9 million at March 31, 2025. In addition, the Bank has secured a $151.0 million discount window facility at the FRB of San Francisco, collateralized by investment securities and single-family loans with a total balance of $259.1 million. As of March 31, 2025, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under its discount window or correspondent bank facilities as of March 31, 2025.

The Bank continues to work with both the FHLB - San Francisco and FRB of San Francisco to ensure that borrowing capacity is continuously reviewed and updated in order to be accessed seamlessly should the need arise. This includes establishing accounts and pledging assets as needed in order to maximize borrowing capacity and liquidity. The total remaining available borrowing capacity across all sources totaled approximately $470.8 million at March 31, 2025.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2025 was 14.3 percent, down from 16.6 percent for the quarter ended June 30, 2024.

On January 23, 2025, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period. In connection with this new program, the previously extended September 2023 stock repurchase program, which was extended for an additional year on September 26, 2024 and had 21,691 shares remaining available for repurchase as of January 23, 2025, was canceled effective January 24, 2025. The Corporation plans to purchase shares periodically in the open market or through privately negotiated transactions over a one-year period, subject to market conditions, the Corporation’s capital requirements, available cash, and other relevant factors. For the first nine months of fiscal 2025, the Corporation purchased 209,066 shares of its common stock under the stock repurchase plans with a weighted average cost of $15.06 per share. As of March 31, 2025, 293,132 shares or 88 percent of authorized common stock under the current plan remain available for purchase.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’ primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are general regulatory restrictions on the ability of the Bank to pay dividends. We expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a portion of our cash to our shareholders. Assuming continued cash dividend payments during fiscal 2025 at $0.14 per share, our average total dividend paid each quarter would be approximately $932,000 based on the number of outstanding shares at March 31, 2025. At March 31, 2025, the Corporation (on an unconsolidated basis) had liquid assets of $5.6 million.

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

At March 31, 2025, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at March 31, 2025 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is also subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of March 31, 2025
Tier 1 leverage capital (to adjusted average assets)	$123,261	9.85%	$50,037	4.00%	$62,546	5.00%
CET1 capital (to risk-weighted assets)	$123,261	19.01%	$45,388	7.00%	$42,146	6.50%
Tier 1 capital (to risk-weighted assets)	$123,261	19.01%	$55,114	8.50%	$51,872	8.00%
Total capital (to risk-weighted assets)	$129,881	20.03%	$68,082	10.50%	$64,840	10.00%

As of June 30, 2024 (2)
Tier 1 leverage capital (to adjusted average assets)	$126,601	10.02%	$50,555	4.00%	$63,194	5.00%
CET1 capital (to risk-weighted assets)	$126,601	19.29%	$45,934	7.00%	$42,653	6.50%
Tier 1 capital (to risk-weighted assets)	$126,601	19.29%	$55,777	8.50%	$52,496	8.00%
Total capital (to risk-weighted assets)	$133,723	20.38%	$68,900	10.50%	$65,620	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.
(2)	The Bank elected to recognize the full $824 thousand adjustment to retained earnings resulting from the adoption of CECL on July 1, 2023 instead of over the permitted three-year phase-in option.

In addition to the minimum CET1, Tier 1 and Total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At March 31, 2025, the Bank’s capital exceeded the conservation buffer.

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

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2025	2024	2024

Loans serviced for others (in thousands)	$33,707	$34,598	$34,158

Book value per share	$19.37	$18.98	$18.78

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

One of the Corporation’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest rate sensitivity of the Corporation’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions.

In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently or have a relatively short average life. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances, brokered certificates of deposit and government deposits as a secondary source of funding. Management believes retail deposits, unlike brokered certificates of deposit, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Using an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet commitments, if any. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no consideration given to steps that management might take to counter the effect of the interest rate movement. As of March 31, 2025, the targeted federal funds rate range was 4.25% to 4.50%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2025 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$133,392	$(16,485)	$1,260,777	10.58%	-106	bp
+200 bp	$144,928	$(4,949)	$1,275,632	11.36%	-28	bp
+100 bp	$150,910	$1,033	$1,284,987	11.74%	10	bp
Base Case	$149,877	$—	$1,287,385	11.64%	—
-100 bp	$148,116	$(1,761)	$1,289,110	11.49%	-15	bp
-200 bp	$135,630	$(14,247)	$1,280,172	10.59%	-105	bp
-300 bp	$133,884	$(15,993)	$1,282,035	10.44%	-120	bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change to the NPV at March 31, 2025 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of assets.
(3)	Derived from the change in the NPV as a Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at March 31, 2025 and +200 basis point rate shock at June 30, 2024, each of which scenarios were the most severe shock of plus or minus 200 basis point rate shocks.

	At March 31, 2025		At June 30, 2024
	(-200 bp rate shock)		(+200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.64%		10.12%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.59%		9.17%
Sensitivity Measure: Change in NPV Ratio	-105	bp	-95	bp

The Corporation’s interest rate risk profile improved during the first nine months of fiscal 2025, as evidenced by increases in both the pre-shock and post-shock NPV ratios. The pre-shock NPV ratio increased 152 basis points to 11.64 percent at March 31, 2025 from 10.12 percent at June 30, 2024, while the post-shock NPV ratio increased 142 basis points to 10.59 percent at March 31, 2025 from 9.17 percent at June 30, 2024. The increase of the pre-shock NPV ratio and post-shock NPV ratio was primarily attributable to the changes in market interest rates, the composition of the balance sheet and the net income in the first nine months of fiscal 2025, partly offset by a $9.0 million cash dividend distribution from the Bank to Provident Financial Holdings in September 2024. The Corporation’s NPV sensitivity measure, which reflects the change in economic value of equity under a 200-basis point rate shock, increased modestly to 105 basis points at March 31, 2025 from 95 basis points at June 30, 2024. The overall results indicate a stronger capital position and improved resilience to changes in interest rates, consistent with the Corporation’s risk management strategy.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of March 31, 2025:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of March 31, 2025
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$43,891	$—	$—	$7,024	$50,915
Investment securities	6,314	—	—	108,984	115,298
Loans held for investment	273,634	245,887	230,270	309,189	1,058,980
FHLB – San Francisco stock and other equity investments	10,289	—	—	—	10,289
Other assets	4,263	—	—	20,435	24,698
Total assets	$338,391	$245,887	$230,270	$445,632	$1,260,180

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	$—	$—	$—	$89,103	$89,103
Checking deposits - interest bearing	37,259	74,518	74,518	62,097	248,392
Savings deposits	46,462	92,923	92,923	—	232,308
Money market deposits	10,820	10,820	—	—	21,640
Time deposits	285,765	19,079	4,552	480	309,876
Borrowings	155,500	45,080	15,000	—	215,580
Other liabilities	1,296	—	—	13,110	14,406
Stockholders' equity	—	—	—	128,875	128,875
Total liabilities and stockholders' equity	$537,102	$242,420	$186,993	$293,665	$1,260,180

Repricing gap (negative) positive	$(198,711)	$3,467	$43,277	$151,967	$—
Cumulative repricing gap:
Dollar amount	$(198,711)	$(195,244)	$(151,967)	$—	$—
Percent of total assets	(16)%	(15)%	(12)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 and +100, and -100, -200 and -300 basis points.

The following table describes the results of the sensitivity of the net interest income analysis at March 31, 2025 and June 30, 2024.

At March 31, 2025		At June 30, 2024
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-0.31%	+300 bp	-8.12%
+200 bp	2.30%	+200 bp	-3.45%
+100 bp	1.98%	+100 bp	-0.51%
-100 bp	-2.78%	-100 bp	-0.67%
-200 bp	-5.68%	-200 bp	-1.15%
-300 bp	-10.05%	-300 bp	-1.86%

At March 31, 2025, the Corporation was in a slightly asset sensitive position as its interest-earning assets were expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except under the +300 basis point scenario. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Interim Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2025 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Interim Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

On May 11, 2023, a former Bank employee, Cheryl Jones, filed a lawsuit in Placer County Superior Court alleging wage and hour violations and seeking civil penalties under California’s Private Attorneys General Act (“PAGA”).

On December 14, 2023, another former employee, Jennifer Williams, filed a class action complaint in Riverside Superior Court asserting similar claims. The class action was subsequently dismissed, and Ms. Williams filed a PAGA-only representative action on February 2, 2024, in San Bernardino County Superior Court. Both matters were stayed pending mediation.

On February 20, 2025, the parties participated in mediation and agreed to a Memorandum of Understanding to settle all individual and representative PAGA claims for an aggregate settlement amount of $231,600. The full settlement expense was recognized in the third quarter of fiscal 2025, as no litigation reserve had previously been established. The settlement, which does not include any admission of liability, remains subject to court approval and other customary conditions.

The Corporation is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2025.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
January 1, 2025 – January 31, 2025	14,980	$15.66	14,980	330,021	(1)
February 1, 2025 – February 28, 2025	17,006	$15.93	17,006	313,015
March 1, 2025 – March 31, 2025	19,883	$14.49	19,883	293,132
Total	51,869	$15.30	51,869	293,132

(1)	On January 23, 2025, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period. In connection with this new program, the previously extended September 2023 stock repurchase program, which was extended for an additional year on September 26, 2024 and had 21,691 shares remaining available for repurchase as of January 23, 2025, was canceled effective January 24, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Trading Plans. During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2

Form of Amended Severance Agreement with Avedis Demirdjian, Glee A. Harris, Robert "Scott" Ritter, Lilian Salter, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q dated May 8, 2024)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 8, 2025	/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 8, 2025	/s/ Haryanto L. Sunarto
Haryanto L. Sunarto
Interim Chief Financial Officer (Principal Financial and Accounting Officer)