Form 10-K
period 2025-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2025-08-29
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2024, was $95.6 million. As of August 25, 2025, there were 6,577,038 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the fiscal 2025 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At June 30, 2025, the Corporation had consolidated total assets of $1.25 billion, total deposits of $888.8 million and stockholders’ equity of $128.5 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank. As used in this report, the terms “we,” “our,” “us,” and the “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. When we refer to the “Provident” in this report, we are referring to Provident Financial Holdings, Inc.  When we refer to the “Bank” or “Provident Savings Bank” in this report, we are referring to Provident Savings Bank, F.S.B., a wholly owned subsidiary of Provident.

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

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community. The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties. The Foundation was funded with a $500,000 charitable contribution made by the Bank in fiscal 2006. The Bank contributed $40,000 to the Foundation in both fiscal 2025 and 2024.

Subsequent Event

On July 24, 2025, the Corporation announced that the Provident Board of Directors declared a cash dividend of $0.14 per share. Shareholders of Provident common stock at the close of business on August 14, 2025 were entitled to receive the cash dividend, payable on September 4, 2025.

Market Area

The Bank is headquartered in Riverside, California and, as of June 30, 2025, operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Southern California, including Riverside County, western San Bernardino County (collectively, the “Inland Empire”), and surrounding counties, to be the Bank’s primary market, with the Inland Empire its primary market area for deposits. Based on the most recent FDIC data, the Bank was the largest independent community bank (based on total assets) headquartered in Riverside County and held the 11th largest deposit market share of all banks in the county, with the second largest share among community banks.

According to the 2020 Census Bureau, Riverside and San Bernardino counties have the fourth and fifth largest populations in California, respectively, and are part of the greater Los Angeles metropolitan area, consisting primarily of suburban and urban communities. The Inland Empire, with a population of approximately 4.7 million, is relatively densely populated. The U.S. Department of Labor’s Bureau of Labor Statistics reported an unemployment rate of 5.9% in the Inland Empire in June 2025, slightly higher than California’s rate of 5.4% and the national rate of 4.1%. In June 2024, these rates were 5.3% in the Inland Empire, 5.2% in California, and 4.1% nationwide.

Economic growth for the Inland Empire, also known as the Riverside-San Bernardino-Ontario Metropolitan Statistical Area, is expected to rise modestly in 2025. Last year, the outlook was highlighted with concerns about potential headwinds related the uncertainty surrounding the 2024 presidential election. This negatively impacted both consumer and business spending decisions and future investment plans. These uncertainties have been replaced by policy decisions by the new administration regarding (i) tariffs, (ii) deportation, (iii) fiscal policy (especially taxes), and (iv) regulation, making forecasting difficult.  Regardless, the beginning of an expansive consumer credit policy has begun with the previous interest cuts in 2024, and it is expected to continue. This is expected to generate positive impulses for the Inland Empire economy, which is expected to outperform the state economy but not the national economy. The outlook for 2025 is based on the assumption that the administration’s proposed policies on tariffs and deportation will not have an immediate effect on trade and construction. Part of this is the larger role that the logistics industry plays in the Inland Empire. Transportation, warehousing, and wholesale have moved into third place in terms of overall employment share and represent the largest share in San Bernardino County (third largest in Riverside County). The opening of new facilities in 2025 will require new workers, and the continuation of consumption of imported goods by U.S. consumers will continue to drive growth in this segment, subject to the outcome of tariff negotiations with Mexico and Canada. (Source: Lowe Institute of Political Economy, The State of the Region 2025 Economic and Election Report, February 2025).

Closed escrow sales of existing, single-family detached homes in California totaled a seasonally adjusted annualized rate of 264,260 in June 2025. The statewide annualized sales figure represents what would be the total number of homes sold during 2025 if sales maintained the June 2025 pace throughout the year. It is adjusted to account for seasonal factors that typically influence home sales. June home sales activity rose 4.0 percent from the 254,190 homes sold in May 2025 and was down 0.3 percent from a year ago, when 264,960 homes were sold on an annualized basis. The June result reversed three consecutive months of sales declines and was only one of two months of sales increases for the first half of 2025. The year-over-year decline marked the third straight monthly decrease and was the first time since late 2023 that annual sales fell for three consecutive months. Year-to-date sales were slightly above a year ago. Statewide pending sales in June slipped from last year’s level for the seventh consecutive month, posting the largest year-over-year drop since January 2025. California’s median home price fell for the second straight month in June, slipping below the $900,000 mark for the first time in three months. The June median price of $899,560 was down 0.1 percent from May and also down 0.1 percent from $900,720 in June 2024. The decline in June was not in line with the June’s historical average gain of 0.8 percent, suggesting non-seasonal factors such as market uncertainty and elevated mortgage rates had a negative lingering effect on housing demand and home prices. (Source: California Association of Realtors® – July 17, 2025 News Release).

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits. The population growth in the Inland Empire has attracted numerous financial institutions to the Bank’s market area. The Bank’s primary competitors are large national and regional commercial banks as well as other community-oriented banks and savings institutions. The Bank also faces competition from credit unions and mortgage companies, as well as unregulated or less regulated non-banking entities operating locally and elsewhere. Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank. This competition may limit the Bank’s growth and profitability in the future.

Reportable Segments

Management monitors the revenue and expense components of the various products and services the Bank offers, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations to the Corporation’s audited consolidated financial statements and Note 17, “Segment Reporting” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Internet Website

The Corporation maintains a website at www.myprovident.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Form 10-K. Other than an investor’s own internet access charges, the Corporation makes available free of charge through that website the Corporation’s annual report, quarterly reports on Form 10-Q and current reports on Form 8-K, including amendments to these reports, if any, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies filed electronically with the SEC. This information is available at www.sec.gov.

Lending Activities

General. The lending activity of the Bank is comprised of the origination of single-family, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment. Additional lending activities have historically included originating saleable single-family loans, primarily fixed-rate first trust deed mortgages. The Bank’s net loans held for investment were $1.05 billion at June 30, 2025, representing 84% of consolidated total assets. This compares to $1.05 billion, or 83% of consolidated total assets, at June 30, 2024.

At June 30, 2025, the maximum amount the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $19.7 million, or 15% of the Bank’s unimpaired capital and surplus. At that date, the Bank had no individual loan or aggregate loans to related borrowers with outstanding balances in excess of this amount. The Bank’s five largest lending relationships at June 30, 2025 consisted of: four multi-family loans totaling $4.9 million to a group of related borrowers; three multi-family loans totaling $4.0 million to a group of related borrowers; one multi-family loan of $4.0 million; one multi-family loan of $3.9 million; and one multi-family loan of $3.7 million. The real estate collateral securing these loans is primarily located in Southern and Northern California. At June 30, 2025, all of these loans were performing in accordance with their contractual repayment terms.

Loans Held For Investment Analysis. The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2025		2024
(Dollars In Thousands)	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$544,425	52.23%	$518,091	49.30%
Multi-family	423,417	40.62	445,182	42.36
Commercial real estate	72,766	6.98	83,349	7.93
Construction	402	0.04	2,692	0.26
Other	89	0.01	95	0.01
Total mortgage loans	1,041,099	99.88	1,049,409	99.86

Commercial business loans	1,267	0.12	1,372	0.13
Consumer loans	57	—	65	0.01
Total loans held for investment, gross	1,042,423	100.00%	1,050,846	100.00%

Advance payments of escrows	293		102
Deferred loan costs, net	9,453		9,096
ACL(1) on loans	(6,424)		(7,065)
Total loans held for investment, net	$1,045,745		$1,052,979

(1)	Allowance for credit losses (“ACL”)

Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2025 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

		After	After
		One Year	5 Years
	Within	Through	Through	Beyond
(In Thousands)	One Year	5 Years	15 Years	15 Years	Total

Mortgage loans:
Single-family	$5	$1,279	$21,142	$521,999	$544,425
Multi-family	—	15,680	9,759	397,978	423,417
Commercial real estate	5,072	15,320	45,613	6,761	72,766
Construction	—	206	—	196	402
Other	89	—	—	—	89
Commercial business loans	1,239	28	—	—	1,267
Consumer loans	57	—	—	—	57
Total loans held for investment, gross	$6,462	$32,513	$76,514	$926,934	$1,042,423

The following table sets forth the dollar amount of all loans held for investment due after one year from June 30, 2025 which have fixed and floating or adjustable interest rates:

			Floating or
			Adjustable
(Dollars In Thousands)	Fixed-Rate	% (1)	Rate	% (1)

Mortgage loans:
Single-family	$106,282	20%	$438,138	80%
Multi-family	92	—%	423,325	100%
Commercial real estate	373	1%	67,321	99%
Construction	—	—%	402	100%
Commercial business loans	28	100%	—	—%
Total loans held for investment, gross	$106,775	10%	$929,186	90%

(1)	As a percentage of each category.

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

The table below describes the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2025 and 2024, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2025:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$143,217	26%	$179,162	33%	$221,819	41%	$227	—%	$544,425	100%
Multi-family	50,450	12%	243,790	58%	129,177	30%	—	—%	423,417	100%
Commercial real estate	13,744	19%	39,213	54%	19,809	27%	—	—%	72,766	100%
Construction	—	—%	402	100%	—	—%	—	—%	402	100%
Other	—	—%	89	100%	—	—%	—	—%	89	100%
Total	$207,411	20%	$462,656	44%	$370,805	36%	$227	—%	$1,041,099	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2024:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$146,003	28%	$175,127	34%	$196,707	38%	$254	—%	$518,091	100%
Multi-family	56,693	13%	256,692	58%	131,797	29%	—	—%	445,182	100%
Commercial real estate	13,583	16%	44,574	54%	25,192	30%	—	—%	83,349	100%
Construction	228	8%	1,480	55%	984	37%	—	—%	2,692	100%
Other	—	—%	95	100%	—	—%	—	—%	95	100%
Total	$216,507	21%	$477,968	45%	$354,680	34%	$254	—%	$1,049,409	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

Single-Family Mortgage Loans. One of the Bank’s primary lending activities is the origination and purchase of adjustable and fixed rate mortgage loans to be held for investment, secured by first trust deed mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank’s branches are located and surrounding areas in Southern and Northern California. During fiscal 2025, the Bank originated $92.5 million of single-family loans to be held for investment, all of which were underwritten in accordance with the Bank’s origination guidelines, and did not purchase any single-family loans. This compares to single-family loan originations of $40.9 million and no loan purchases during fiscal 2024. At June 30, 2025, total single-family loans held for investment increased 5% to $544.4 million, or 52% of the total loans held for investment, from $518.1 million, or 49% of the total loans held for investment, at June 30, 2024. The increase in the single-family loans in fiscal 2025 was primarily attributable to new loans originated for investment that exceeded loan principal payments. During fiscal 2025 and 2024, the Bank had no charge-offs or recoveries from non-performing single-family loans. At June 30, 2025 and 2024, total non-performing single-family loans were $948,000 and $2.6 million, respectively, net of allowances and charge-offs, and there were no loans past due 30 to 89 days at both dates.

The Bank has underwriting standards that generally conform with the standards of the government sponsored entities (“GSE”) which include Fannie Mae and Freddie Mac. Mortgage insurance is usually required for all loans exceeding 80% loan-to-value (“LTV”) based on the lower of the purchase price or appraised value at the time of loan origination. The Bank is not currently offering loans with LTV ratios greater than 90%. Currently, the maximum LTV ratio is 90% for new purchase transactions and limited cash-out refinances and 75% for cash-out refinances. The maximum loan amount offered on single-family homes is $1.5 million. A limited cash-out refinance limits cash back to the borrower to the lesser of 2% of the new loan amount or $2,000. The minimum FICO score currently accepted for a purchase or no cash-out refinance transaction is 700, while the minimum FICO score for a cash-out refinance transaction is 720. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score indicates a greater degree of creditworthiness. Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

The Bank currently lends on residential properties classified as single-family units, planned unit developments and condominiums. Underwriting standards and guidelines may change at any time, based on shifts in real estate market conditions or changes to GSE policies and guidelines. To enhance protection, the Bank purchases lender-paid mortgage insurance for certain single-family mortgage loans. As of June 30, 2025, a total of approximately $149.0 million of single-family mortgage loans, with a 78% weighted average LTV at the time of origination have lender-paid mortgage insurance. This insurance provides a weighted average coverage ratio of approximately 11% of the original loan amount.

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

As of June 30, 2025, these non-traditional loans totaled $16.9 million, comprising 3% of total single-family residential loans held for investment and 2% of total loans held for investment, with a weighted average seasoning of 16.6 years. At that date, stated income loans totaled $11.3 million, more than 30-year amortization loans totaled $5.7 million, low FICO score loans totaled $1.6 million, and negative amortization loans totaled $380,000 (the outstanding balances described may overlap more than one category).

The Bank currently offers fixed-rate loans in Riverside and San Bernardino counties, along with adjustable-rate mortgage (“ARM”) loans throughout California. Substantially all the loans originated by the Bank comply with GSE underwriting standards concerning credit and collateral. The Bank’s ARM products offer various options, with interest rates adjusting every six months after an initial fixed period of five to ten years. These adjustments are limited by caps on semi-annual and lifetime rate changes.

Currently, the Bank’s ARM programs have interest rates that consist of an index tied to the Secured Overnight Financing Rate (“SOFR”), plus a margin. The programs are subject to a maximum semi-annual increase or decrease of one percentage point and a maximum lifetime increase of five percentage points, and the rate may not fall below the margin. The portfolio primarily consists of the following indices, with a margin generally ranging from 2.00% to 4.00%, which are used to calculate the periodic interest rate changes: SOFR, the 12-month average U.S. Treasury rate (“12 MAT”), or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”). Loans based on the SOFR index constitute a majority of the Bank’s loans held for investment. The majority of the ARM loans held for investment have five, seven, or 10-year fixed periods prior to the first adjustment and provide for fully amortizing payments throughout the term of the loan. These loans have embedded interest rate risk, which may arise if interest rates increase during the initial fixed rate period or if rates rise beyond the periodic or lifetime caps.

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

Multi-Family and Commercial Real Estate Loans. At June 30, 2025, multi-family loans were $423.4 million and commercial real estate loans were $72.8 million, or 41% and 7%, respectively, of loans held for investment. This compares to multi-family loans of $445.2 million and commercial real estate loans of $83.3 million, or 42% and 8%, respectively, of loans held for investment at June 30, 2024. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has emphasized the balance between single-family loans and multi-family and commercial real estate loans. During fiscal 2025, the Bank originated $28.9 million in multi-family and commercial real estate loans and did not purchase any loans. This compares to fiscal 2024, when $31.9 million of such loans were originated and no loans were purchased. As of June 30, 2025, the average outstanding loan balance was approximately $713,000 for multi-family loans and approximately $720,000 for commercial real estate loans.

The multi-family loans originated by the Bank are predominately adjustable-rate loans, including hybrid ARM loans, with terms ranging from 10 to 30 years and amortization schedules of 25 to 30 years. Similarly, the Bank’s commercial real estate loans are mainly adjustable-rate loans, also including hybrid ARM loans, with the same maturity terms and amortization schedules. The interest rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually, or annually, based on a specific margin over the relevant interest rate index and are subject to periodic and lifetime interest rate caps. At June 30, 2025, $407.1 million, or 96%, of the Bank’s multi-family loans were secured by projects with five to 36 units. The Bank’s commercial real estate loan portfolio primarily consists of loans secured by small office buildings, light industrial buildings, warehouses, and small retail centers. The properties securing these loans are mainly located in the counties of Los Angeles, Orange, Riverside, San Bernardino, San Diego and San Francisco. The Bank typically originates multi-family and commercial real estate loans in amounts ranging from $350,000 to $6.0 million. At June 30, 2025, the Bank had 52 commercial real estate and multi-family loans with principal balances greater than $1.5 million, totaling $114.9 million. Appraisals are obtained for all properties securing multi-family and commercial real estate loans. The underwriting process for these loans includes a thorough analysis of the property's cash flows to ensure adequate debt service coverage, as well as an evaluation of the financial resources, experience, and income levels of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. During both fiscal 2025 and 2024, the Bank had no charge-offs or recoveries on multi-family and commercial real estate loans. At June 30, 2025 and 2024, $466,000 and $0, respectively, were non-performing and no multi-family and commercial real estate loans were 30 to 89 days delinquent. Non-performing and delinquent loans may increase in the event of a general decline in California real estate markets or if adverse economic conditions prevail.

Construction Loans. The Bank originates from time to time two types of construction loans: short-term construction loans and construction/permanent loans. During fiscal 2025 and 2024, the Bank originated a total of $725,000 and $1.5 million of construction loans (including undisbursed loan funds), respectively. As of June 30, 2025 and 2024, the Bank had construction loans totaling $402,000 and $2.7 million, net of undisbursed loan funds of $529,000 and $435,000, respectively. On these dates, the loans consisted of bridge loans totaling $206,000 and $1.5 million, short-term construction loans totaling $0 and $228,000, and construction/permanent loans totaling $196,000 and $984,000 respectively.

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. The Bank provides construction financing for single-family, multi-family and commercial real estate properties. Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 to 18 months, with adjustable or fixed interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 75% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction. At both June 30, 2025 and 2024, there were no custom short-term single-family construction loans.

From time to time the Bank makes lot loans to individuals to finance land acquisition prior to the start of construction or tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Tract construction may include the building and financing of model homes under a separate loan. At June 30, 2025 and 2024, there was one land loan of $89,000 and 95,000 (reported as other mortgage loans), respectively, and no tract construction loans at both dates.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At both June 30, 2025, the Bank had no speculative construction loans, as compared to one speculative construction loan of $228,000, net of undisbursed loan funds of $32,000 at June 30, 2024.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase generally lasts 12 to 18 months and the interest rate charged is generally fixed at a margin above prime rate and with a loan-to-value ratio of up to 75% of the appraised value of the completed property. At June 30, 2025, there were $196,000 of construction/permanent loans, net of undisbursed loan funds of $529,000 as compared to $984,000 of construction/permanent loans, net of undisbursed loan funds of $403,000, at June 30, 2024.

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

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans. Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan matures. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Bank’s construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank’s construction loans held for investment. During fiscal 2025 and 2024, the Bank had no charge-offs or recoveries on construction loans, and no construction loans were non-performing or 30-89 days delinquent at both June 30, 2025 and June 30, 2024.

Participation Loan Purchases and Sales. To expand production and diversify risk, the Bank purchases loans and loan participations, primarily with collateral located in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas. The Bank typically purchases between 50% and 100% of the total loan amount. When purchasing a participation loan, the lead lender usually retains a servicing fee, which reduces the loan yield to approximately the cost the Bank would incur if it serviced the loan itself. All properties serving as collateral for these loan participations are inspected by either a Bank employee or a third-party inspection service before being approved by the Loan Committee. The Bank uses the same underwriting criteria for these purchases as it does for loans it originates. The Bank did not purchase any loans to be held for investment in fiscal 2025 and 2024, due primarily to concerns over asset quality in light of the current economic climate and fewer loans available for purchase. As of June 30, 2025 and 2024, there were $1.7 million and $1.8 million of loans serviced by other financial institutions, respectively. As of June 30, 2025 and 2024, all loans serviced by others were performing according to their original contractual payment terms, except for one loan totaling $362,000 that was classified as non-performing as of June 30, 2024.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk. Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy. Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained. The Bank did not sell any participation loans in fiscal 2025 or fiscal 2024.

Commercial Business Loans. The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average loan yield. As of June 30, 2025, commercial business loans were $1.3 million, down from $1.4 million at June 30, 2024. These loans represent secured and unsecured lines of credit and term loans secured by business assets.

Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by accounts receivable, inventory, business equipment and/or other assets. The Bank’s commercial business loans may be structured as term loans or as lines of credit. Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed or variable rate. The Bank may also require personal guarantees from financially capable parties associated with the business, based on a review of personal financial statements. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and are typically approved with a term of one year or less.

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral value and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment. At June 30, 2025 and 2024, there were no non-performing commercial business loans. During fiscal 2025 and 2024, the Bank had no charge-offs or recoveries on commercial business loans.

Consumer Loans. At June 30, 2025, the Bank’s consumer loans were $57,000, down from $65,000 at June 30, 2024. The Bank offers open-ended lines of credit on an unsecured basis, primarily deposit overdraft lines of credit.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank had no non-performing consumer loans at both June 30, 2025 and 2024. During fiscal 2025 and 2024, the Bank had no charge-offs or recoveries on consumer loans.

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

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated. No loans were purchased during the periods indicated:

	Year Ended June 30,
(In Thousands)	2025	2024

Loans originated for sale:
Wholesale originations	$4,580	$5,605
Total loans originated for sale	4,580	5,605

Loans sold:
Servicing retained	(4,580)	(5,605)
Total loans sold	(4,580)	(5,605)

Loans originated for investment:
Mortgage loans:
Single-family	92,498	40,920
Multi-family	25,115	22,112
Commercial real estate	3,777	9,757
Construction	725	1,480
Commercial business loans	550	1,250
Total loans originated for investment	122,665	75,519

Loan principal repayments	(133,314)	(99,915)
Increase (decrease) in other items, net (1)	3,415	(254)
Net decrease in loans held for investment	$(7,234)	$(24,650)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of loans held for investment and advance payments of escrows.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors. At June 30, 2025, the Bank was servicing $34.4 million of loans for others, slightly lower than the $34.6 million at June 30, 2024. The decrease was primarily attributable to scheduled principal payments and prepayments, partly offset by new loans sold with servicing retained. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). In estimating fair values at June 30, 2025 and 2024, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 10.58% and 9.59%, and a weighted average discount rate of 9.04% and 9.06%, respectively. The required impairment reserve against servicing assets at June 30, 2025 and 2024 was $151,000 and $170,000, respectively. In aggregate, servicing assets had a carrying value of $282,000 and a fair value of $131,000 at June 30, 2025, compared to a carrying value of $272,000 and a fair value of $102,000 at June 30, 2024.

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

As of June 30, 2025, total non-performing assets, net of the ACL and fair value adjustments, were $1.4 million, or 0.11% of total assets, which was comprised of seven single-family loans and one multi-family loan. As of June 30, 2025, $1.2 million or 86% of the total non-performing loans had a current payment status. As of June 30, 2025, there was one non-performing single-family loan of $198,000 that was in foreclosure process. In comparison, as of June 30, 2024, total non-performing assets, net of the ACL and fair value adjustments, were $2.6 million, or 0.20% of total assets, consisting of 10 single-family loans, of which $1.1 million, or 43%, had a current payment status. As of June 30, 2024,  there were no non-performing loans in foreclosure process. The Bank had no real estate owned (“REO”) at June 30, 2025 and 2024.

The following table sets forth information with respect to the Bank’s non-performing assets, net of the ACL and fair value adjustments, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2025	2024

Loans on non-performing status:
Mortgage loans:
Single-family	$948	$2,596
Multi-family	466	—
Total	1,414	2,596

Accruing loans past due 90 days or more	—	—

Total non-performing loans	1,414	2,596

Real estate owned, net	—	—
Total non-performing assets	$1,414	$2,596

Non-performing loans as a percentage of loans held for investment, net	0.14%	0.25%

Non-performing loans as a percentage of total assets	0.11%	0.20%

Non-performing assets as a percentage of total assets	0.11%	0.20%

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

Modified Loans to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize our potential losses. We refer to these modifications as modified loans to troubled borrowers. Modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in very limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest, when the loan is past due for a 120 days for single-family loans or 90 days for other loans, or sooner if other indicators of credit deterioration occur, such as issuance of a notice of default or chronic borrower delinquency. Loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified loan terms, as well as the ultimate collectability of all contractual amounts due, is no longer in doubt.

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures.” This ASU provides new guidance on the treatment of troubled debt restructurings (“TDR”) in relation to the adoption of the current expected credit loss methodology, or CECL model, for the accounting for credit losses (discussed below). Previous accounting guidance related to TDRs is eliminated and new disclosure requirements are adopted in regards to loan modifications made to borrowers experiencing financial difficulties under the assumption that the CECL model will capture credit losses related to TDRs. The required disclosures regarding gross write-offs for financing receivables by year of origination and loan modifications are presented under Note 3 of the Notes to Consolidated Financial Statements. Subsequent to the adoption of ASC 326, the Bank no longer reports TDRs or classifies loans as TDRs given those loans previously recognized as TDRs have been incorporated into the CECL methodology in regard to credit loss reserves as of July 1, 2023. As of June 30, 2025 and 2024, there were no loan modifications for borrowers experiencing financial difficulties at both dates.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When a property is acquired, it is recorded at its fair market value less the estimated cost of sale. Subsequent declines in value are charged to operations. As of both June 30, 2025 and 2024, there was no REO property. In managing the real estate owned properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of real estate owned.

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

The following table summarizes classified assets, which is comprised of classified loans located in California, including loans classified by the Bank as special mention, net of the ACL, and REO at the dates indicated:

	At June 30, 2025		At June 30, 2024
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$62	1	$1,099	1
Commercial real estate	1,003	1	—	—
Total special mention loans	1,065	2	1,099	1

Substandard loans:
Mortgage loans:
Single-family	1,233	8	2,596	10
Multi-family	2,680	4	2,066	3
Total substandard loans	3,913	12	4,662	13

Total classified loans	4,978	14	5,761	14

Real estate owned:
Single-family	—	—	—	—
Total real estate owned	—	—	—	—

Total classified assets	$4,978	14	$5,761	14

Total classified assets as a percentage of total assets	0.40%		0.45%

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

The Bank has established a formal methodology for determining the provision for credit losses. The methodology is set forth in a written policy and considers the need for a collectively evaluated allowance for groups of homogeneous loans and an individually evaluated allowance for problem loans. The Bank’s methodology for assessing the appropriateness of the ACL consists of several key elements.

The Bank maintains an allowance for credit losses on loans held for investment in accordance with ASC 326. The allowance is determined using historical loss experience, current conditions, and reasonable and supportable forecasts, and is reviewed and adjusted quarterly by management. Loans that do not share similar risk characteristics are evaluated individually, and non-performing loans are charged off when the estimated collectability of principal and interest is in doubt. Management also considers qualitative factors, including changes in lending practices, collateral values, concentrations of credit, and current economic conditions, when assessing the adequacy of the allowance. Management believes the allowance is sufficient to absorb expected losses on the loan portfolio. For additional information regarding the Bank’s allowance for credit losses, the methodology used to estimate expected credit losses, and the composition of non-performing loans, see Note 3 – Loans and Allowance for Credit Losses in the Consolidated Financial Statements.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations:

	At or For The Year Ended June 30,
(Dollars In Thousands)	2025	2024

ACL on loans as a percentage of total gross loans held for investment at period end	0.62%	0.67%
ACL on loans	$6,424	$7,065
Total gross loans held for investment	$1,042,423	$1,050,846

Non-performing loans as a percentage of net loans held for investment at period end	0.14%	0.25%
Total non-performing loans, net	$1,414	$2,596
Total loans held for investment, net	$1,045,745	$1,052,979

ACL on loans as a percentage of gross non-performing loans at period end	452.08%	264.71%
ACL on loans	$6,424	$7,065
Total gross non-performing loans	$1,421	$2,669

Net charge-offs to average loans receivable during the period:
Mortgage loans:

Single-family:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$533,551	$520,071

Multi-family:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$434,955	$459,025

Commercial real estate:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$78,257	$86,425

Construction:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$1,722	$2,340

Other:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$89	$99

Commercial business loans:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$2,816	$1,592

Consumer loans:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$58	$64

Total loans:	-%	-%
Net charge-offs	$-	$-
Total average loans receivable	$1,051,448	$1,069,616

The distribution of the ACL on loans at the dates indicated is summarized as follows:

	At June 30,
	2025		2024
		% of		% of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
(Dollars In Thousands)	Amount	Loans	Amount	Loans

Mortgage loans:
Single-family	$5,734	52.23%	$6,295	49.30%
Multi-family	615	40.62	595	42.36
Commercial real estate	55	6.98	66	7.93
Construction	12	0.04	97	0.26
Other	2	0.01	1	0.01
Commercial business loans	6	0.12	11	0.13
Consumer loans	—	—	—	0.01
Total ACL	$6,424	100.00%	$7,065	100.00%

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

At June 30, 2025 and 2024, the Bank’s investment securities portfolio was $111.0 million and $131.9 million, respectively, which primarily consisted of federal agency and GSE obligations. During fiscal 2025, the Bank purchased one investment security for $981,000; while during 2024, the Bank did not purchase any investment securities. At June 30, 2025 and 2024, the Bank’s securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or a GSE.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2025			2024
		Estimated			Estimated
	Amortized	Fair		Amortized	Fair
(Dollars In Thousands)	Cost	Value	Percent	Cost	Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS(1)	$104,549	$94,371	93.69%	$125,883	$110,478	95.04%
U.S. government sponsored enterprise CMO(2)	4,525	4,431	4.40	3,713	3,460	2.97
U.S. SBA securities(3)	325	324	0.32	455	455	0.39
Total investment securities - held to maturity	$109,399	$99,126	98.41%	$130,051	$114,393	98.40%

Available for sale securities:
U.S. government agency MBS(1)	$1,072	$1,082	1.07%	$1,222	$1,208	1.04%
U.S. government sponsored enterprise MBS(1)	436	446	0.44	548	553	0.48
Private issue CMO(2)	79	79	0.08	91	88	0.08
Total investment securities - available for sale	$1,587	$1,607	1.59%	$1,861	$1,849	1.60%
Total investment securities	$110,986	$100,733	100.00%	$131,912	$116,242	100.00%

(1)Mortgage-backed securities (“MBS”)
(2)Collateralized mortgage obligations (“CMO”)
(3)Small Business Administration ("SBA")

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2025. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values.

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$69	3.17%	$4,007	2.19%	$39,791	1.35%	$60,682	1.74%	$104,549	1.60%
U.S. government sponsored enterprise CMO	—	—	914	2.63	982	4.86	2,629	1.96	4,525	2.72
U.S. SBA securities	—	—	—	—	—	—	325	4.85	325	4.85
Total investment securities - held to maturity	$69	3.17%	$4,921	2.27%	$40,773	1.43%	$63,636	1.76%	$109,399	1.66%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$976	4.87%	$106	5.17%	$1,082	4.90%
U.S. government sponsored enterprise MBS	—	—	—	—	446	6.66	—	—	446	6.66
Private issue CMO	—	—	—	—	79	5.78	—	—	79	5.78
Total investment securities - available for sale	$—	—%	$—	—%	$1,501	5.45%	$106	5.17%	$1,607	5.43%
Total investment securities	$69	3.17%	$4,921	2.27%	$42,274	1.57%	$63,742	1.77%	$111,006	1.71%

The actual maturity and yield for MBS, SBA and CMO may differ from the stated maturity and stated yield due to scheduled amortization, prepayments and acceleration of premium amortization or discount accretion.

As of June 30, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$90,022	$10,305	$90,022	$10,305
U.S. government sponsored enterprise CMO	—	—	3,435	108	3,435	108
U.S. SBA securities	324	$1	—	—	324	1
Total investment securities - held to maturity	324	1	93,457	10,413	93,781	10,414

Available for sale
U.S government agency MBS	37	—	13	—	50	—
Private issue CMO	—	—	17	—	17	—
Total investment securities - available for sale	37	—	30	—	67	—
Total investment securities	$361	$1	$93,487	$10,413	$93,848	$10,414

The Bank evaluates individual investment securities quarterly for impairment based on ASC 326. At June 30, 2025, the Bank reported $10.4 million of unrealized holding losses, which virtually all were in a loss position for 12 months or more. This compares to June 30, 2024, when the Bank reported $15.8 million of unrealized holding losses, all of which were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately GSE securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity or available for sale and as such, records the investment security at book value or fair market value as prescribed by accounting principles generally accepted in the U.S. ("U.S. GAAP."). As a part of the Bank’s monthly risk assessment, it runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment security before the recovery of its amortized costs basis. These liquidity scenarios support the Bank’s assessment that it has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized costs is realized and it is not more likely than not that the Bank will be required to sell the securities prior to recovery of the amortized costs. There was no ACL on investment securities held to maturity and there was no impairment on investment securities available for sale at June 30, 2025 and 2024.

At June 30, 2025 and 2024, the Corporation did not hold any investment securities held to maturity or investment securities available for sale with the intent to sell and determined it had the ability to hold these investment securities until maturity. As previously discussed, it also determined that it was more likely than not that the Bank would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded on investment securities available for sale and investment securities held to maturity for the fiscal years ended June 30, 2025 and 2024.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of the Bank’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB – San Francisco, Federal Reserve Bank (“FRB”) of San Francisco and the correspondent bank may be used to mitigate the declines in the availability of funds from other sources.

Deposit Accounts. Many of the Bank’s depositors are residents of the State of California. Deposits are attracted from within the Bank’s market area by offering a broad selection of deposit instruments, including checking, savings, money market and time deposit accounts. Deposit account terms vary, differentiated by the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current interest rates, profitability to the Bank, interest rate risk characteristics, competition and its customers’ preferences and concerns. Generally, the Bank’s deposit rates are commensurate with the median rates of its competitors within a given market. The Bank may occasionally pay above-market interest rates to attract or retain deposits when less expensive sources of funds are not available. The Bank may also pay above-market interest rates in specific markets in order to increase the deposit base of a particular office or group of offices. The Bank reviews its deposit composition and pricing on a weekly basis.

The Bank generally offers time deposits for terms not exceeding seven years. As illustrated in the following table, time deposits represented approximately 35% of the Bank’s deposit portfolio at June 30, 2025, compared to approximately 31% at June 30, 2024. The time deposits included $131.0 million and $131.8 million of brokered certificates of deposit at June 30, 2025 and 2024, respectively. At June 30, 2025, the Bank had related party deposits of approximately $8.0 million, compared to $6.3 million at June 30, 2024. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted average interest rate of deposits at June 30, 2025:

Weighted			Minimum		Percentage
Average			Amount	Balance	of Total
Interest Rate	Original Term	Deposit Account Type	(In Thousands)	(In Thousands)	Deposits

		Transaction accounts:
—%	N/A	Checking accounts – noninterest-bearing	$—	$83,566	9.40%
0.04%	N/A	Checking accounts – interest-bearing	$—	240,597	27.07
0.28%	N/A	Savings accounts	$—	230,610	25.95
0.32%	N/A	Money market accounts	$—	21,703	2.44

		Time deposits:
3.55%	30 days or less	Fixed-term, fixed rate	$1	656	0.07
3.28%	31 to 90 days	Fixed-term, fixed rate	$1	6,486	0.73
3.80%	91 to 180 days	Fixed-term, fixed rate	$1	91,124	10.25
3.48%	181 to 365 days	Fixed-term, fixed rate	$1	87,496	9.85
3.92%	Over 1 to 2 years	Fixed-term, fixed rate	$1	107,790	12.13
0.89%	Over 2 to 3 years	Fixed-term, fixed rate	$1	7,018	0.79
0.60%	Over 3 to 5 years	Fixed-term, fixed rate	$1	9,030	1.02
0.78%	Over 5 to 10 years	Fixed-term, fixed rate	$1	2,696	0.30
1.34%				$888,772	100.00%

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2025			2024
		Percent			Percent
		of	Increase		of	Increase
(Dollars In Thousands)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

Checking accounts – noninterest-bearing	$83,566	9.40%	$(12,061)	$95,627	10.77%	$(7,379)
Checking accounts – interest-bearing	240,597	27.07	(14,027)	254,624	28.66	(48,248)
Savings accounts	230,610	25.95	(8,268)	238,878	26.89	(51,326)
Money market accounts	21,703	2.44	(3,621)	25,324	2.85	(8,227)
Time deposits:(1)
Fixed-term, fixed rate which mature:
Within one year	278,268	31.31	32,555	245,713	27.66	79,212
Over one to two years	25,264	2.84	5,660	19,604	2.21	(17,458)
Over two to five years	8,416	0.95	1,092	7,324	0.82	(8,245)
Over five years	348	0.04	(906)	1,254	0.14	(552)
Total(2)	$888,772	100.00%	$424	$888,348	100.00%	$(62,223)

(1)	Includes brokered certificates of deposit of $131.0 million and $131.8 million at June 30, 2025 and 2024, respectively.
(2)	Includes uninsured deposits of approximately $158.7 million (of which $53.8 million are collateralized) and $122.7 million (of which $9.0 million are collateralized) at June 30, 2025 and 2024, respectively. The amounts of uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2025	2024

Below 1.00%	$44,351	$54,668
1.00 to 1.99%	1,545	6,190
2.00 to 2.99%	1,315	424
3.00 to 3.99%	71,468	6,447
4.00 to 4.99%	188,617	111,996
5.00 to 5.99%	5,000	94,170
Total	$312,296	$273,895

Time Deposits by Remaining Maturity. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2025, differentiated by interest rates and remaining maturity:

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
(Dollars In Thousands)	or Less	Two Years	Three Years	Four Years	Years	Total

Below 1.00%	$29,969	$5,618	$3,019	$2,058	$3,687	$44,351
1.00 to 1.99%	1,399	146	—	—	—	1,545
2.00 to 2.99%	1,315	—	—	—	—	1,315
3.00 to 3.99%	68,468	3,000	—	—	—	71,468
4.00 to 4.99%	172,117	16,500	—	—	—	188,617
5.00 to 5.99%	5,000	—	—	—	—	5,000
Total	$278,268	$25,264	$3,019	$2,058	$3,687	$312,296

Time Deposits Insurance Coverage by the FDIC. The following tables set forth the time deposit FDIC insurance coverage by account and remaining maturity at the dates indicated:

	At June 30, 2025
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$85,057	$31,879	$116,936
Over three to six months	60,628	30,539	91,167
Over six to twelve months	67,588	2,577	70,165
Over twelve months	33,452	576	34,028
Total	$246,725	$65,571	$312,296

	At June 30, 2024
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$58,386	$8,470	$66,856
Over three to six months	72,995	8,576	81,571
Over six to twelve months	93,014	4,272	97,286
Over twelve months	25,715	2,467	28,182
Total	$250,110	$23,785	$273,895

Deposit Activity. The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2025	2024

Beginning balance	$888,348	$950,571

Net deposits before interest credited	(10,802)	(71,889)
Interest credited	11,226	9,666
Net increase (decrease) in deposits	424	(62,223)

Ending balance	$888,772	$888,348

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

As of June 30, 2025, the FHLB – San Francisco borrowing capacity was limited to 40% of the Bank’s total assets, amounting to $504.1 million, as compared to $516.0 million at June 30, 2024. Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans. Total mortgage loans pledged to the FHLB – San Francisco were $734.4 million at June 30, 2025 and $774.1 million at June 30, 2024. In addition, the Bank pledged investment securities totaling $4.7 million and $3.9 million at June 30, 2025 and 2024, respectively, to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility. At June 30, 2025 and 2024, the Bank had $213.0 million and $238.5 million of outstanding borrowings from the FHLB – San Francisco with a weighted average interest rate of 4.59% and 4.88%, respectively. At June 30, 2025, the outstanding borrowings mature between 2025 and 2028 with a weighted average maturity of 10 months.

In addition to the borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and credit enhancement for loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which have a recourse liability. The letters of credit are used to collateralize the local agency deposits. The outstanding letters of credit were $8.5 million and $16.0 million at June 30, 2025 and 2024; while the outstanding MPF credit enhancement was $216,000 at both June 30, 2025 and 2024.

As of June 30, 2025 and 2024, the remaining financing availability through the FHLB – San Francisco was $282.3 million and $261.3 million, with remaining available collateral of $364.9 million and $367.4 million, respectively.

As of June 30, 2025 and 2024, the Bank also had secured a discount window facility of $142.5 million and $208.6 million at the FRB of San Francisco, respectively. As of June 30, 2025, the Bank deposited $24.8 million of investment securities and $227.0 million of loans held for investment as collateral, compared to a total of $126.6 million of investment securities and $178.6 million of loans held for investment deposited as collateral under the discount window facility at June 30, 2024. As of June 30, 2025 and 2024, there were no outstanding borrowings under the discount window facility at both dates.

At June 30, 2025 and 2024, the Bank also maintained a federal funds facility with its correspondent bank for $50.0 million, maturing on March 31, 2026 and June 30, 2025, respectively. There were no outstanding borrowings under this facility at either date.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock. The Bank held the required investment in stock at June 30, 2025 and 2024 of $9.6 million with no excess investment at both dates.

During fiscal 2025 and 2024, the Bank purchased FHLB – San Francisco capital stock totaling $0 and $63,000, respectively, and did not redeem any of the capital stock during both periods. In fiscal 2025 and 2024, the FHLB – San Francisco distributed cash dividends to the Bank totaling $835,000 and $793,000, respectively.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank’s investment in its service corporations did not exceed these limits at June 30, 2025 and 2024.

The Bank has three wholly owned subsidiaries: PFC, Profed Mortgage, Inc., and First Service Corporation. PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any. Profed Mortgage, Inc and First Service Corporation are currently inactive. In fiscal 2025 and 2024, the Bank contributed capital of $10,000 and $0 to PFC, respectively. At June 30, 2025 and 2024, the Bank’s investment in all its combined subsidiaries totaled $14,000 and $8,000, respectively.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress (“Congress”) that may affect the Corporation’s and the Bank’s operations. In addition, the regulations governing the Corporation and the Bank may be amended from time to time by the OCC, FDIC, FRB and SEC, as appropriate. Any such legislation or regulatory changes in the future could adversely affect the operations and financial condition of the Corporation and the Bank. The Bank cannot predict whether any such changes may occur.

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits. The Bank's relationship with its depositors and borrowers is regulated by federal consumer protection laws, which must be complied with by the Bank. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for credit losses for regulatory purposes. Any change in such policies, whether by the OCC, the FRB, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations. The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the FRB, its primary regulator. The Corporation is also subject to the rules and regulations of the SEC under the federal securities laws. For additional information, see “Savings and Loan Holding Company Regulations” below in this Form 10-K.

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

All federal savings institutions must pay assessments to the OCC, to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. The Bank’s OCC annual assessments for the fiscal years ended June 30, 2025 and 2024 were $167,000 and $179,000, respectively.

The Bank’s general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The Bank’s limit on loans to one borrower, or group of related borrowers, at June 30, 2025 and 2024 was $19.7 million and $20.1 million, respectively. At June 30, 2025, the Bank’s largest lending relationship to a single borrower or group of related borrowers consisted of four multi-family loans totaling $4.9 million, which were performing according to their original payment terms.

Effective July 1, 2019, the OCC issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. The Bank had not made such an election as of June 30, 2025.

Federal Home Loan Bank System. The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs, each of which serves as a reserve or central bank for its members within its assigned region. The FHLB - San Francisco is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB - San Francisco. At June 30, 2025 and 2024, the Bank had $213.0 million and $238.5 million of outstanding advances, respectively, from the FHLB – San Francisco with a remaining available credit facility of $282.3 million and $261.3 million, respectively, based on 40% of total assets for both dates, which is limited to available collateral. For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

As a member of the FHLB - San Francisco, the Bank is required to purchase and maintain stock in the FHLB – San Francisco. At June 30, 2025 and 2024, the Bank held $9.6 million of FHLB - San Francisco stock at both dates which were in compliance with this membership requirement. During fiscal 2025 and 2024, the Bank was required to purchase $0 and $63,000 of FHLB – San Francisco stock, respectively, and the Bank did not redeem any capital stock during both periods. In fiscal 2025 and 2024, the FHLB – San Francisco distributed cash dividends to the Bank totaling $835,000 and $793,000, respectively. There is no guarantee in the future that the FHLB – San Francisco will pay cash dividends or redeem excess stock held by its members.

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

Insurance of Accounts and Regulation by the FDIC. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits up to $250,000 per account owner as defined by the FDIC, backed by the full faith and credit of the United States. As an insurer, the FDIC imposes deposit insurance premiums in the form of assessments to maintain the DIF and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. On October 18, 2022, the FDIC adopted a final rule to increase its initial base insurance assessment rate schedules by two basis points to improve the likelihood that the reserve ratio of the DIF would be restored to at least 1.35% by September 30, 2028. The Bank’s FDIC annual assessments for the fiscal years ended June 30, 2025 and 2024 were $573,000 and $601,000, respectively.

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

Qualified Thrift Lender Test. Like all savings institutions (subject to a narrow exception not applicable to the Bank), the Bank is required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on its operations. This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, a savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986 (“Code”), as amended. Under either test, such assets primarily consist of residential housing related loans and investments.

Any savings institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of June 30, 2025 and 2024, the Bank maintained 93.0% and 92.3% of its portfolio assets in qualified thrift investments, respectively, and therefore met the qualified thrift lender test at both dates. During fiscal 2025 and 2024, the Bank was in compliance with the QTL test as of each month end.

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

EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10.0 billion. Institutions with a capital level at or exceeding the ratio and otherwise meeting the specified requirements, and electing the alternative framework, are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Final rules issued by the agencies established the community bank leverage ratio at 9% of Tier 1 capital to adjusted average assets, effective January 1, 2020. A qualifying institution may opt in or out of the community bank leverage ratio framework on its quarterly Call Report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements. The Corporation did not opt in to the community bank leverage ratio framework for the year ended June 30, 2025.

The FASB has issued a new accounting standard, ASC 326, for U.S. GAAP that was adopted by the Corporation on July 1, 2023. This standard, referred to as Current Expected Credit Loss or CECL requires all entities holding financial instruments that are not accounted for at fair value to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the previous method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators (the FRB, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. The Bank elected to recognize the full $824,000 adjustment to retained earnings resulting from the adoption of CECL on July 1, 2023, instead of over the permitted three-year phase-in option.

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

As of June 30, 2025, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires that the OCC assess the Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. The current CRA evaluation system focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its assessment areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low income or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of banking services through its branches, ATM centers and other offices.  Institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received a rating of satisfactory when it was last examined for CRA compliance.

In 2023, federal banking regulators adopted a final rule to modernize the Community Reinvestment Act (“CRA”). However, in response to legal challenges, including an injunction issued by the U.S. District Court for the Northern District of Texas, the federal banking regulators announced in March 2025 their intention to rescind the final rule and reinstate the prior CRA framework. As a result, the Bank does not expect any material impact or significant changes to its operations or compliance obligations.

Anti-Money Laundering and Customer Identification. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001. The USA Patriot Act and the Bank Secrecy Act requires financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when reviewing mergers and acquisitions.

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

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. The Corporation provided disclosures on its cybersecurity risk management and governance on this Form 10-K for fiscal year ended June 20, 2025 (See Part I, Item 1C - Cybersecurity).

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

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves. As of June 30, 2025, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below. Currently, the Bank uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Distributions. In the event that the Bank makes “non-dividend distributions” to Provident that are considered as made from the reserve for losses on qualifying real estate property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to Provident that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes. For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2025, the Bank declared and paid $9.0 million of cash dividends to Provident, while Provident declared and paid $3.8 million of cash dividends to shareholders.

Excise Tax on Stock Repurchases. The Inflation Reduction Act of 2022 imposed a one percent excise tax on the value of corporate share repurchases (net of issuance). On June 28, 2024, the Department of Treasury and Internal Revenue Services issued the final regulation that provide guidance on how to report and pay the excise tax on stock repurchases. The excise tax is a non-deductible tax of one percent of the fair market value of the Corporation’s stock repurchases, net of restricted stock distributions, stock option exercises, ESOP repurchases and contributions and other qualified activities, occurring after December 31, 2022 in excess of $1.0 million. The excise tax on the stock repurchases in fiscal 2025 and 2024 was $43,000 and $26,000, respectively.

Tax Effect from Stock-Based Compensation. During fiscal 2025, 23,825 shares of restricted common stock vested and were distributed to employees. No non-qualified stock options were exercised, and no incentive stock options exercised as disqualifying dispositions. During the fiscal year, 197,168 shares of non-qualified stock options expired or forfeited, and 25,675 shares of restricted stock were forfeited.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990. Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Fiscal 2023 and fiscal years thereafter remain subject to federal examination, while the California state tax returns for fiscal 2022 and fiscal years thereafter are subject to examination by state taxing authorities. On April 7, 2025, the California Francise Tax Board sent a tax examination letter for fiscal 2021 and 2022, and as of June 30, 2025, all of the requested documents have been provided.

State Taxation

California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation). At June 30, 2025, the Corporation’s net state tax rate was 8.6%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. During fiscal 2025, the Corporation paid franchise taxes of $200,000.

Employees and Human Capital

As of June 30, 2025, the Bank had 163 full-time equivalent employees, which consisted of 95 full-time, 90 prime-time and no part-time employees. The employees are not represented by a collective bargaining unit and management believes that its relationship with employees is good.

To facilitate talent attraction and retention, we strive to make the Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At June 30, 2025, approximately 69.8% of our workforce was female and 30.2% male, and our average employee tenure was approximately 8.5 years, up slightly from an average employee tenure of 8.3 years at June 30, 2024. The ethnicity of our workforce was 36.5% White, 44.8% Hispanic or Latino, 7.8% African American or Black, 5.2% Asian, 3.6% two or more races, 0.5% American Indian or Alaskan Native and 1.6% Not Specified. As part of our compensation philosophy, we offer and maintain market competitive compensation programs for our employees in order to attract and retain superior talent. In addition to strong base wages, additional programs include quarterly or annual bonus opportunities, an Employee Stock Ownership Plan, a Corporation-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, accrued vacation and sick time, family leave, and an employee assistance program.

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

A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and dedication in our employee base which in turn grows our business, our commitment to our communities, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average employee tenure of over eight years reflects the engagement of our employees in this talent management philosophy. Turnover for employees, as measured by terminated employees to the average total employees, was 24.3% in fiscal 2025, up slightly from 23.3% in fiscal 2024.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of Provident and the Bank:

		Position
Name	Age(1)	Provident	Bank

Donavon P. Ternes	65	President and	President and
		Chief Executive Officer	Chief Executive Officer

Peter C. Fan	60	Senior Vice President and	Senior Vice President and
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

Robert "Scott" Ritter	56	—	Senior Vice President
			Single-Family Division

David S. Weiant	66	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	59	—	Senior Vice President
			Retail Banking Division

(1)	As of June 30, 2025.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank. There are no family relationships among or between any director, executive officer, or person nominated or chosen by the Corporation to become a director or executive officer.

Donavon P. Ternes has served as the President and Chief Executive Officer of the Bank and Corporation since January 2024. Mr. Ternes joined the Bank and the Corporation in 2000 as Senior Vice President and Chief Financial Officer and was appointed Corporate Secretary in April 2003. In January 2008, he was promoted to Executive Vice President and Chief Operating Officer, while continuing to serve as Chief Financial Officer and Corporate Secretary. In June 2011, Mr. Ternes was named President in addition to his roles as Chief Operating Officer, Chief Financial Officer, and Corporate Secretary. Prior to joining the Bank, Mr. Ternes served for more than 11 years as President, Chief Executive Officer, Chief Financial Officer, and Director of Mission Savings and Loan Association.

Peter C. Fan was appointed Senior Vice President, Chief Financial Officer, and Corporate Secretary of Provident and the Bank effective May 12, 2025. Mr. Fan previously served as Senior Vice President – Director of Finance and Treasury at Royal Business Bank since February 2024 and prior to that, as Senior Vice President – Finance at Pacific Western Bank from April 2014 to February 2024.

Robert "Scott" Ritter joined the Bank as Senior Vice President in September 2016 and currently oversees the single-family mortgage operations. Prior to joining the Bank, Mr. Ritter was the Chief Operating Officer at California Mortgage Advisors since November 2011 where he was responsible for overseeing all of California Mortgage Advisors' operations, including product development, underwriting, loan processing and information technology. He has also held positions with increasing responsibilities at mortgage banking firms such as Green Point Financial and its predecessor Headlands Mortgage Company, among others.

David S. Weiant joined the Bank as Senior Vice President and Chief Lending Officer in June 2007. Prior to joining the Bank, Mr. Weiant was a Senior Vice President of Professional Business Bank where he was responsible for commercial lending in the Los Angeles and Inland Empire regions of Southern California.

Gwendolyn L. Wertz joined the Bank as Senior Vice President of Retail Banking in February 2014. Prior to joining the Bank, Ms. Wertz was with CommerceWest Bank, where she was responsible for commercial banking, treasury management and specialty banking services. Ms. Wertz was also with Opportunity Bank, N.A. where she was responsible for the commercial treasury sales and service team. Ms. Wertz has more than 35 years of experience with financial institutions, with a majority in senior management roles. Her experience includes depository growth initiatives, operations, compliance and deposit acquisition management.

Item 1A. Risk Factors

We assume and manage a certain degree of risk in order to conduct our business. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed by, management to be immaterial may also materially and adversely affect our financial position, results of operation and/or cash flows. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K. If any of the circumstances described in the following risk factors actually occur, the value of our common stock could decline and you could lose all or part of your investment.

Risks Related to Macroeconomic Conditions

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

As of June 30, 2025, approximately 64% of our real estate loans were secured by collateral and made to borrowers located in Southern California, with the balance located predominantly throughout the rest of California. Accordingly, our financial performance is closely tied to economic conditions in these areas. A downturn in local or regional economic conditions, as a result of inflation, rising interest rates, unemployment, recessions, natural disasters, or other adverse events, could materially affect our business, financial condition, and results of operations.

Changes in U.S. immigration policies, particularly those that could lead to mass deportations, may disrupt key industries in our region such as agriculture, construction, and manufacturing. These disruptions could exacerbate labor shortages, reduce productivity, and cause financial instability among affected businesses, impairing the repayment abilities of borrowers in these sectors.

Global geopolitical tensions, including international conflicts, sanctions, trade disputes, and tariffs, could further disrupt manufacturing, agriculture, and transportation in our markets, leading to higher costs, reduced investment, supply chain delays, and lower credit demand. Such instability may also increase cybersecurity threats, including those from state-sponsored actors, heightening operational and reputational risk.

A deterioration in economic conditions in our market areas could result in:

●higher loan delinquencies, problem assets and foreclosures;
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

Because our loan portfolio is more geographically concentrated than those of larger financial institutions, adverse changes in California’s economy, including those tied to immigration policy shifts, may have a greater impact on our earnings and capital. Any deterioration in real estate markets could significantly affect borrowers’ repayment capabilities and collateral values. Real estate values are influenced by a range of factors, including economic conditions, regulatory changes, natural disasters (such as fires, droughts, earthquakes, and flooding), and trade-related issues affecting construction costs and material availability. If we must liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the FRB. Actions by monetary and fiscal authorities, including the FRB, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Higher U.S. tariffs on imported goods could exacerbate inflationary pressures by increasing the cost of goods and materials for businesses and consumers. This may particularly affect small to medium-sized businesses, as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business customers may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature, and as a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.

Risks Related to our Lending Activities

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2025, $544.4 million, or 52% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Higher market interest rates, recessionary conditions or declines in the volume of single-family real estate sales and/or the sales prices as well as elevated unemployment rates, may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

We originate multi-family and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2025, we had $496.2 million or 48% of total loans held for investment in multi-family and commercial real estate loans. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential loan. Repayment on these loans typically is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity, which would require the borrower to either sell or refinance the underlying property to make the balloon payment at maturity, thus increasing the risk of default or non-payment.

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

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. We did not purchase any loans in fiscal 2025 and 2024. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect on loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. In addition, when we purchase loans, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we modeled, we will earn less interest income on the purchase than expected. Our success in growing our loan portfolio through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of the purchased loans are located.

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

Our business relies significantly on the creditworthiness of our customers. To account for potential defaults and nonperformance in our loan portfolio, we maintain an ACL on loans using the CECL methodology. This allowance represents management's best estimate of the lifetime expected credit losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

●	our collective allowance, for loans evaluated on a pool basis with similar risk characteristics based on our and peer life of loan historical loss experience, certain qualitative factors consisting of macroeconomic conditions and external factors as regulatory requirements, and reasonable and supportable forecasts relating to management’s expectations of future events; and
●	our individual allowance, for evaluation of individual loans that do not share similar risk characteristics based on the present value of the expected future cash flows or the fair value of the underlying collateral, less selling costs.

The determination of the appropriate ACL involves a significant degree of subjectivity, relying on substantial estimates of both current credit risks and future trends, all of which are subject to potential material changes. Inaccuracies in our estimations could lead to an insufficient ACL, necessitating increases through provisions for credit losses, adversely impacting our recorded net income.

Included in our single-family residential loan portfolio, which comprised 52% of our total loan portfolio at June 30, 2025, were $16.9 million or 2% of total loans held for investment that were non-traditional single-family loans, which include negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. Additionally, as we acknowledge the potential impact of significant portfolio growth, new loan products, and refinancing activities, these actions may result in portfolios consisting of unseasoned loans that may not perform as anticipated, elevating the risk of an inadequate allowance to absorb losses without additional provisions. A material decrease in the credit quality of our loan portfolio, significant changes in the risk profile of markets, industries, or customer groups, or inadequacy in the ACL could have a materially adverse impact on our business, financial condition, liquidity, capital, and results of operations.

Wildfires in California, including those that began in January 2025 and more recent events in other regions of the state, present ongoing risks to our loan portfolio. Borrowers in affected areas may experience financial hardship, which could increase loan defaults, reduce repayment capacity, and impair collateral values. Inadequate insurance coverage or denied claims may further limit recovery efforts. In addition, local economic disruptions, such as business closures and job losses, may adversely affect borrowers’ ability to meet financial obligations. Given the increasing frequency and severity of wildfires associated with climate change, we may be required to increase our allowance for loan losses. While we regularly evaluate the adequacy of our allowance, there can be no assurance that it will be sufficient to cover actual losses resulting from wildfire-related events.

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

Non-performing assets, consisting of non-performing loans and real estate acquired through foreclosure, adversely affect our earnings in various ways. We reverse accrued interest on non-performing loans and do not record interest income on foreclosed assets. Additionally, non-performing loans increase our loan administration costs, including increased costs related to the improvement, maintenance and repairs of the foreclosed assets. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write-down or loss. A significant increase in the level of non-performing assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we attempt to reduce problem assets through various means such as collection efforts, asset sales, workouts and modifications, a decline in the value of the underlying collateral or in the borrower’s performance or financial condition could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets often requires a significant time commitment from management, diverting their attention from other aspects of our operations.

Risks Related to Market and Interest Rate Changes

Fluctuating interest rates can adversely affect our profitability.

Our earnings and cash flows are largely dependent upon our net interest income, which is significantly affected by interest rates. Interest rates are highly sensitive to factors beyond our control, such as general economic conditions and policies set by governmental and regulatory bodies, particularly the FRB.  Increases in interest rates could reduce our net interest income, weaken the housing market by reducing refinancing activity and home purchases, and negatively affect the broader U.S. economy, potentially leading to slower economic growth or recessionary conditions.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many financial institutions, we attempt to increase our proportion of deposits comprising either no or relatively low interest-bearing accounts, which has been challenging over the last couple of years. At June 30, 2025, we had $278.3 million in time deposits that mature within one year, $83.6 million in noninterest-bearing checking accounts and $492.9 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and borrowings.

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

While we employ asset and liability management strategies to mitigate interest rate risk, unexpected, substantial, or prolonged rate changes could materially affect our financial condition and results of operations. Additionally, our interest rate risk models and assumptions may not fully capture the impact of actual rate changes on our balance sheet or projected operating results. For additional information concerning the effect of interest rates on our loan portfolio, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

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

Factors beyond our control can significantly impact the fair value of securities within our portfolio, potentially leading to adverse changes in their value. These factors include, but are not limited to, actions taken by rating agencies regarding the securities, defaults by the issuer, adverse events affecting either the issuer or the underlying securities, and shifts in market interest rates along with continued instability in the capital markets. These influences could result in impairments that are not just temporary, leading to realized and/or unrealized losses in future periods. Such developments could also lead to declines in other comprehensive income, thereby potentially affecting our business, financial condition, and results of operations in a significant manner.  We evaluate individual investment securities quarterly for expected credit losses based on ASC 326, “Financial Instruments – Credit Losses,” since the adoption on July 1, 2023. The process usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Despite our efforts to evaluate these factors, there can be no assurance that the declines in market value will not result in credit losses on these assets.  Such credit losses could lead to accounting charges that might materially impact our net income and capital levels.

Risks Related to Regulatory, Legal and Compliance Matters

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

Our business operations are significantly influenced by the extensive body of accounting regulations in the United States, which are subject to periodic updates and changes. Regulatory bodies, including the FASB and the SEC, periodically issue new guidance or alter existing accounting rules and reporting requirements, which can substantially impact the preparation and reporting of our financial statements. These changes may require us to adopt new accounting standards, leading to potential adjustments in how we report our financial position, performance, and risk exposures. Additionally, such regulatory changes could necessitate retrospective application, which might result in the restatement of prior period financial statements.

One such significant change in fiscal 2024 was the implementation of the CECL model, which we adopted on July 1, 2023.  Under the CECL model, financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the prior, "incurred loss" model, which delays recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods. An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.

Non-compliance with the USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Additionally, any perceived or actual failure to prevent money laundering or terrorist financing activities could significantly damage our reputation. These outcomes could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

If our enterprise risk management framework is not effective at mitigating risk and loss, we could suffer unexpected losses and our results of operations could be materially adversely affected.

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

The effects of climate change continue to raise significant concerns about the state of the environment. However, under the current administration, federal policy has shifted to reduce emphasis on climate change initiatives and environmental regulations. This includes scaling back federal involvement in international agreements like the Paris Agreement and easing regulatory pressures on businesses, including banks, to address climate-related risks. Legislative and regulatory proposals aimed at combating climate change may face increased scrutiny or reduced priority under this administration.

The lack of empirical data regarding the financial and credit risks posed by climate change still makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolios or reduce the value of that collateral. If our borrowers' insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our customers and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.

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

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select our third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delays and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We cannot ensure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

We rely on numerous external vendors to provide products and services necessary for our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. If a vendor fails to meet its contractual obligations due to changes in its organizational structure, financial condition, support for existing products and services, strategic focus, or any other reason, our operations could be disrupted, potentially causing a material adverse impact on our financial condition and results of operations. Furthermore, we could be adversely affected if a vendor agreement is not renewed or is renewed on terms less favorable to us. Regulatory agencies also require financial institutions to remain accountable for all aspects of vendor performance, including activities delegated to third parties. Additionally, disruptions or failures in the physical infrastructure or operating systems supporting our business and customers, or cyber-attacks or security breaches involving networks, systems, or devices used by our customers to access our products and services, could result in customer attrition, regulatory fines or penalties, reputational damage, reimbursement or compensation costs, and increased compliance expenses. Any of these outcomes could materially and adversely affect our financial condition and results of operations.

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

We have previously engaged in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal 2025 and 2024, the Bank did not repurchase any loans. Additionally, the Bank did not have any claims or settlements for previously sold loans during fiscal 2025 and 2024.

Having net deferred tax asset or liability, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2025, the net deferred tax liability was approximately $832,000, as opposed to the net deferred tax asset of $606,000 at the prior fiscal year end. The net deferred tax asset or liability results primarily from (1) deferred loan costs, (2) provision for credit losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting purposes and (3) deferred compensation, among others.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax liability at June 30, 2025 is fully realizable based on our expected future earnings; however, expected future earnings may not be realized, which could impact the deductibility of our deferred tax assets.

Regulatory changes to diversity, equity and inclusion (“DEI”) and environmental, social and governance (“ESG”) practices could impact our reputation, compliance costs, and operations.

In March 2025, the federal government issued an executive order titled “Ending Illegal Discrimination and Restoring Merit-Based Opportunity,” rescinding prior directives that promoted DEI initiatives, including Executive Order 11246 applicable to federal contractors. This order signals a shift in regulatory priorities, directing agencies to scrutinize DEI practices for consistency with federal nondiscrimination laws. The evolving regulatory environment may materially affect financial institutions, though the scope and enforcement approach remain uncertain.

As a financial services provider, we face ongoing scrutiny from regulators, investors, and the public regarding ESG and DEI commitments. Changes in federal policy may prompt reassessment of our employment practices, vendor policies, training programs, and disclosures. Institutions engaged in government contracting or federal programs could face increased compliance risks. Any required changes to our DEI or ESG strategies, could increase operational complexity and legal exposure. Moreover, some states continue to enforce affirmative action or diversity reporting requirements, adding compliance challenges.

Failure to adapt effectively to these shifting requirements could lead to reputational harm, regulatory investigations, litigation, or limitations on federal program participation. Conversely, reducing DEI commitments could negatively affect our reputation with investors, ratings agencies, employees, and communities. ESG ratings downgrades may also impact our cost of capital and access to funding. Given the unsettled regulatory landscape, we continuously monitor developments and strive to align our practices with legal obligations and stakeholder expectations. However, uncertainty remains, and misalignment could adversely affect our brand, employee morale, client relationships, and financial results.

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will continue to be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs, to pay for share buybacks and to pay dividends on our common stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock or conduct share buybacks. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In fiscal 2025 and 2024, the Bank paid cash dividends to its holding company totaling $9.0 million and $7.0 million, respectively.

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

The Corporation’s information technology risk management department consists of professionals with experience and expertise in cybersecurity, including specialists in identity and access management, cyber defense operations, security engineering, and information technology governance, risk, and compliance. This department is led by the Chief Information Officer (“CIO”), who has a bachelor of science in information technology and many certifications such as Certified Information Systems Security Professional, Certified Cloud Security Professional and Certified Information Privacy Professional, and the Information Security Officer (“ISO”), who has a bachelor of science in computer science and has over 19 years of experience in cybersecurity risk management. The ISO reports to the CIO, and the CIO reports directly to the President and Chief Executive Officer. Additionally, the Corporation engages third-party experts as needed to assess, manage, and respond to cybersecurity risks through various methods, including risk assessments, IT audits based on different frameworks, penetration and vulnerability testing, social engineering, incident response, threat intelligence, education, and managed security services.

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

Item 2. Properties

At June 30, 2025, the net book value of the Corporation’s properties (including land and buildings) and its furniture, fixtures and equipment was $9.3 million. The Corporation’s home office is located in Riverside, California. Including the home office, the Corporation has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California. The Corporation owns six of the retail banking offices and has seven leased retail banking offices. The lease term maturity dates range from 2026 to 2029, some of which have remaining extension options. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol “PROV.” At August 18, 2025, there were 405 shareholders of record, and there were approximately 1,953 investors that hold stock in nominee or “street name” accounts with brokers.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 23, 2025, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period. In connection with this January 2025 plan, the previously extended September 2023 stock repurchase plan, which was extended for an additional year on September 26, 2024, and had 21,691 shares remaining available for repurchase as of January 23, 2025, was canceled effective January 24, 2025.

The Corporation may purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2025.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
April 1, 2025 – April 30, 2025	32,672	$14.37	32,672	260,460
May 1, 2025 – May 31, 2025	32,824	$15.45	32,824	227,636
June 1, 2025 – June 30, 2025	10,608	$15.59	10,608	217,028
Total	76,104	$15.00	76,104	217,028

(1)	Represents the remaining shares available for future purchases under the January 2025 stock repurchase plan.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index. Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURNS (1)
PROV
NASDAQ Stock Index
NASDAQ Bank Index
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
6/30/25

	6/30/2020	6/30/2021	6/30/2022	6/30/2023	6/30/2024	6/30/2025
PROV	$100.00	$133.88	$118.93	$106.52	$109.06	$140.40
NASDAQ Stock Index	$100.00	$144.47	$123.91	$147.56	$182.40	$210.65
NASDAQ Bank Index	$100.00	$172.87	$141.17	$136.81	$187.05	$249.72

(1)	Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2020 and that all dividends were reinvested.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements include, but are not limited to:

●	adverse economic conditions in our local market areas or other markets where we have lending relationships;
●	effects of employment levels, labor shortages, persistent inflation, recessionary pressures or slowing economic growth;
●	changes in interest rate levels and the duration of such changes, including actions by the Federal Reserve, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and monetary and fiscal policy responses thereto, and their impact on consumer and business behavior;
●	the effects of a Federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
●	credit risks of lending activities, including loan delinquencies, loan charge-offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan, and deposit products;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	fluctuations in deposits;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	expectations regarding key growth initiatives and strategic priorities;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	results of examinations of us by regulatory authorities, which may include the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
●	the ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;

●	legislative or regulatory changes, including but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
●	geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors;
●	staffing fluctuations in response to product demand or corporate implementation of strategies;
●	our ability to pay dividends on our common stock;
●	environmental, social and governance goals;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events;
●	availability of appropriate insurance products in our market areas; and
●	other factors described in this Form 10-K and in our Quarterly Reports on Form 10-Q and other reports filed with and furnished to the Securities and Exchange Commission (“SEC”), which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov.

Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These factors could cause our actual results for fiscal 2026 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

General

Provident, a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of the Bank upon the Bank’s conversion completed on June 27, 1996. Provident is regulated by the FRB. At June 30, 2025, the Corporation, on a consolidated basis, had total assets of $1.25 billion, total deposits of $888.8 million and total stockholders’ equity of $128.5 million.  Provident has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

Critical Accounting Estimates

The discussion and analysis of the Corporation’s financial condition and results of operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the reporting date. The estimates we consider most critical to understanding our financial condition and results of operations are those that require difficult, subjective, or complex judgments and that could materially change from period to period if different assumptions were used or if actual results differ from our assumptions.

For the Corporation, these critical estimates primarily relate to:

●	the allowance for credit losses on loans and investment securities, and
●	the provision for income taxes.

These estimates involve significant uncertainty and are based on historical experience, current conditions, and other factors management believes to be reasonable under the circumstances. We evaluate these estimates on an ongoing basis and discuss them with the Audit Committee of our Board of Directors. For a summary of our significant accounting policies, see Note 1—Summary of Significant Accounting Policies in Item 8 of this Annual Report on Form 10-K.

Allowance for Credit Losses. The ACL involves significant judgment and assumptions by management, which has a material impact on the carrying value of financial assets. The Corporation adopted ASC 326 using the prospective transition approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after July 1, 2023 are presented under CECL.

As required by ASC 326, on July 1, 2023 the Corporation implemented CECL and recognized a $1.2 million one-time increase to its ACL and a net of tax charge of $824,000 to retained earnings. Under ASC 326, the ACL is a valuation account that is deducted from the related loan’s amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

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

The Corporation plans to enhance its community banking business by moderately increasing its total assets, focusing on expanding single-family, multi-family, commercial real estate, construction, and commercial business loans. Additionally, the Corporation aims to reduce the percentage of retail time deposits in its deposit base while increasing the proportion of lower-cost checking and savings accounts. To diversify its deposit funding base, the Corporation will consider utilizing brokered certificates of deposit and public funds, subject to market conditions and funding needs.  This strategy is designed to improve core revenue by achieving a higher net interest margin and, combined with the Corporation’s growth, ultimately increase net interest income. While the Corporation’s long-term strategy targets moderate growth, management acknowledges that this growth may be influenced by general economic conditions and other factors.

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to the Bank’s depositors. Investment services and trustee services contribute a very small percentage to gross revenue.

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

The California economic environment presents heightened risk to the Corporation, particularly with respect to real estate values and loan delinquencies. Because the majority of the Corporation’s loans are secured by real estate located in California, significant declines in California property values could limit the Corporation’s ability to recover on defaulted loans through the sale of the underlying collateral. Within commercial real estate, the office sector continues to face elevated risk, driven by higher vacancy rates, slower leasing activity, and downward pressure on rental rates in certain California markets. These trends may negatively affect collateral values and the repayment capacity of borrowers. In response, the Bank has evaluated its existing loans collateralized by office properties for outsized concentrations and has implemented tighter underwriting standards for such collateral. At June 30, 2025, our commercial real estate portfolio totaled $72.8 million, of which $39.5 million, or 54.2%, was secured by various types of office properties, representing 3.8% of the total loan portfolio. While current credit performance within the office segment remains satisfactory, management continues to monitor the portfolio closely in light of evolving market conditions.

The January 2025 wildfires in Los Angeles, California did not have a material direct impact on the Bank’s customers or collateral in our market area. However, those events, along with more recent wildfires in other regions of the state, underscore the ongoing risks wildfires present to our loan portfolio. Potential indirect impacts include increased insurance premiums, stricter underwriting standards, shifts in property values, and localized economic disruptions such as business closures and job losses, all of which could elevate credit risk. Borrowers in affected areas may face financial hardship that could reduce repayment capacity and impair collateral values, particularly where insurance coverage is inadequate or claims are denied. Given the increasing frequency and severity of wildfires associated with climate change, these events could require higher provisions for loan losses. The Corporation remains committed to prudent risk management practices to mitigate potential impacts and support customers in navigating any related financial challenges.

For further details on risk factors and uncertainties, see “Safe-Harbor Statement” included above in this Item 7, and Item 1A, "Risk Factors.”

Comparison of Financial Condition at June 30, 2025 and 2024

Total assets decreased $26.6 million, or 2%, to $1.25 billion at June 30, 2025 from $1.27 billion at June 30, 2024. The decrease was primarily attributable to decreases in investment securities and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, increased $1.7 million, or 3%, to $53.1 million at June 30, 2025 from $51.4 million at June 30, 2024. The increase was consistent with the Corporation’s strategy of adequately managing credit and liquidity risk.

Total investment securities (held to maturity and available for sale) decreased $20.9 million, or 16%, to $111.0 million at June 30, 2025 from $131.9 million at June 30, 2024. The decrease was the result of scheduled and accelerated principal payments on investment securities. During fiscal 2025, the Bank purchased $981,000 of investment securities and did not sell any investment securities; while during fiscal 2024, the Bank did not purchase or sell any investment securities. For additional information on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment, net decreased $7.2 million, or 1%, to $1.05 billion at June 30, 2025 as compared to June 30, 2024.  Total loan principal payments in fiscal 2025 were $133.3 million, up 33% from $99.9 million in fiscal 2024, while the Bank originated $122.7 million of loans held for investment in fiscal 2025, up 62% from $75.5 million in fiscal 2024. In both years these loans consisted primarily of single-family, multi-family and commercial real estate loans. The Bank did not purchase any loans in fiscal 2025 or 2024. Management attributes the increase in loan originations to the decision to increase or maintain the total balance of loans held for investment in response to higher loan prepayments in fiscal 2025. The balance of multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds, decreased $34.7 million, or 7%, to $497.9 million at June 30, 2025, from $532.6 million at June 30, 2024, representing 48% and 51% of loans held for investment, respectively. The balance of single-family loans held for investment increased $26.3 million, or 5%, to $544.4 million at June 30, 2025, from $518.1 million at June 30, 2024. There was no REO in fiscal 2025 and 2024.  For additional information on loans held for investment, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

FHLB – San Francisco stock and other equity investments increased $190,000, or 2%, to $10.3 million at June 30, 2025, from $10.1 million at June 30, 2024. The increase was primarily due to a higher fair value adjustment of other equity investments, which consist solely of 1,297 shares of VISA Class C stock. As of June 30, 2025 and 2024, the fair value of these other equity investments was $730,000 and $540,000, respectively. The Bank did not purchase additional FHLB - San Francisco stock during fiscal 2025, while in fiscal 2024, the Bank purchased $63,000 of FHLB - San Francisco stock.

Total deposits increased to $888.8 million at June 30, 2025 from $888.3 million at June 30, 2024. Transaction accounts decreased $38.0 million, or 6%, to $576.5 million at June 30, 2025 from $614.5 million at June 30, 2024, while time deposits increased $38.4 million, or 14%, to $312.3 million at June 30, 2025 from $273.9 million at June 30, 2024. Time deposits included brokered certificates of deposit of $131.0 million as of June 30, 2025, down slightly from $131.8 million at June 30, 2024. As of June 30, 2025 and 2024, the percentage of transaction accounts to total deposits was 65% and 69%, respectively. Total retail deposits, defined as total deposits excluding brokered certificates of deposit, increased to $757.8 million at June 30, 2025 from $756.5 million at June 30, 2024. This increase was due primarily to the increase in retail time deposits, which was largely offset by the decline in transaction account balances as some customers sought higher interest rates elsewhere. For additional information on deposits, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Borrowings, consisting primarily of FHLB – San Francisco advances, decreased $25.4 million, or 11%, to $213.1 million at June 30, 2025 from $238.5 million at June 30, 2024. The decrease was primarily due to scheduled maturities that were not fully renewed. The weighted average maturity of the Corporation’s FHLB – San Francisco advances was approximately 10 months at June 30, 2025, down from 13 months at June 30, 2024. For additional information on borrowings, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total stockholders’ equity decreased $1.4 million, or 1%, to $128.5 million at June 30, 2025 from $129.9 million at June 30, 2024, primarily as a result of stock repurchases (see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K) and quarterly cash dividends paid to shareholders, partly offset by net income and the amortization of stock-based compensation in fiscal 2025.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2025 and 2024

General. The Corporation recorded net income of $6.3 million, or $0.93 per diluted share, for the fiscal year ended June 30, 2025, down $1.1 million, or 15%, from $7.4 million, or $1.06 per diluted share, for the fiscal year ended June 30, 2024. The decrease in net income was primarily attributable to a $2.3 million increase in non-interest expense and a $410,000 decrease in non-interest income, partly offset by a $666,000 recovery of credit losses recorded during fiscal 2025 as compared to a $63,000 recovery of credit losses during fiscal 2024, and a $546,000 increase in net interest income. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, increased to 79% in fiscal 2025 from 73% in fiscal 2024 due primarily to an increase in non-interest expenses. Return on average assets in fiscal 2025 was 0.50% compared to 0.57% in fiscal 2024, and return on average stockholders' equity in fiscal 2025 was 4.79%, compared to 5.62% in fiscal 2024.

Net Interest Income. Net interest income increased $546,000, or 2%, to $35.5 million in fiscal 2025 from $34.9 million in fiscal 2024. This increase reflects higher loan yields and the repricing of adjustable-rate loans, which outpaced increases in interest expense on deposits and borrowings.  The net interest margin increased 15 basis points to 2.93% in fiscal 2025 from 2.78% in fiscal 2024.  The average balance of interest-earning assets decreased $42.2 million, or 3%, to $1.21 billion in fiscal 2025 from $1.25 billion in fiscal 2024. The average balance of interest-bearing liabilities decreased $39.4 million, or 3%, to $1.10 billion during fiscal 2025 as compared to $1.14 billion during fiscal 2024.

Interest Income. Total interest income increased $1.9 million, or 3%, to $56.6 million in fiscal 2025 from $54.7 million in fiscal 2024. The increase was primarily attributable to an increase of interest income on loans receivable.

Interest income on loans receivable increased $2.3 million, or 5%, to $52.5 million in fiscal 2025 from $50.2 million in fiscal 2024. The increase was attributable to a higher average loan yield, partly offset by a lower average loan balance. The weighted average loan yield during fiscal 2025 increased 31 basis points to 5.00% from 4.69% in fiscal 2024, reflecting new loans being originated at higher interest rates and adjustable rate loans repricing higher due to overall higher market interest rates. The average balance of loans receivable decreased $18.2 million, or 2%, to $1.05 billion during fiscal 2025 from $1.07 billion during fiscal 2024.

Interest income on investment securities decreased $202,000, or 10%, to $1.9 million in fiscal 2025 from $2.1 million in fiscal 2024, due to a decrease in the average balance, partly offset by an increase in the average yield. The average balance of investment securities decreased $23.1 million, or 16%, to $121.4 million in fiscal 2025 from $144.5 million in fiscal 2024 mainly as a result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased 10 basis points to 1.53% for fiscal 2025 from 1.43% for fiscal 2024. The increase in the average yield of investment securities was primarily attributable to a lower premium amortization resulting from lower principal payments. The total premium amortization in fiscal 2025 was $374,000, down $158,000, or 30%, from $532,000 in fiscal 2024.

During fiscal 2025, the Bank received $845,000 of cash dividends from the FHLB - San Francisco and other equity investments, an increase of $43,000, or 5%, from the $802,000 of cash dividends received in fiscal 2024, resulting in an average yield of 8.27% during fiscal 2025 compared to 8.35% during fiscal 2024. The average balance of these investments was $10.2 million during fiscal 2025, up 6% from $9.6 million during fiscal 2024.

Interest income on interest-earning deposits, primarily cash deposited at the FRB of San Francisco, decreased $296,000, or 18%, to $1.4 million in fiscal 2025 from $1.7 million in fiscal 2024, due to a lower average yield and, to a lesser extent, a lower average balance. The average yield decreased 69 basis points to 4.69% in fiscal 2025 from 5.38% in fiscal 2024, resulting from decreases in the targeted federal funds interest rates during fiscal 2025. The average balance of interest-earning deposits decreased $1.6 million, or 5%, to $29.0 million in fiscal 2025 from $30.6 million in fiscal 2024.

Interest Expense. Total interest expense for fiscal 2025 was $21.2 million compared to $19.8 million for fiscal 2024, an increase of $1.4 million or 7%. This increase was primarily attributable to a higher interest expense on deposits, particularly time deposits, partly offset by a lower interest expense on borrowings. The average cost of interest-bearing liabilities was 1.93% during fiscal 2025, up 19 basis points from 1.74% during fiscal 2024, while the average balance of interest-bearing liabilities was $1.10 billion during fiscal 2025, down $39.4 million, or 3%, from $1.14 billion during fiscal 2024.

Interest expense on deposits for fiscal 2025 was $11.2 million compared to $9.7 million for fiscal 2024, an increase of $1.5 million or 16%. The increase was primarily attributable to a higher average balance of time deposits and modestly higher rates on time deposits and savings accounts. The average balance of time deposits increased $34.6 million, or 14%, to $282.5 million in fiscal 2025 from $247.9 million in fiscal 2024, while the average balance of transaction accounts decreased $69.0 million, or 10%, to $599.2 million in fiscal 2025 from $668.2 million in fiscal 2024. The time deposits include brokered certificates of deposit. The average balance of brokered certificates of deposit in fiscal 2025 was $134.0 million with the average cost of 4.65% compared to the average balance of $118.8 million with the average cost of 5.17% in fiscal 2024. The average cost of time deposits (including brokered certificates of deposit) in fiscal 2025 was 3.73%, up seven basis points, from 3.66% in fiscal 2025, while the average cost of transaction accounts was 0.12% in fiscal 2025, up three basis points from 0.09% in fiscal 2024. The average cost of all deposits (including non-interest bearing deposits) increased 21 basis points to 1.27% in fiscal 2025 from 1.06% in fiscal 2024.

Interest expense on borrowings, consisting primarily FHLB - San Francisco advances, for fiscal 2025 decreased $212,000, or 2%, to $9.9 million as compared to $10.1 million in fiscal 2024. The decrease in interest expense on borrowings was due to a lower average balance, partly offset by a higher average cost. The average balance of borrowings decreased $5.1 million, or 2%, to $216.3 million during fiscal 2025 from $221.4 million during fiscal 2024 and the average cost of borrowings was 4.59% in fiscal 2025, up one basis point from 4.58% in fiscal 2024.

Provision for (Recovery of) Credit Losses. During fiscal 2025, the Corporation recorded a recovery of credit losses of $666,000, compared to a recovery of $63,000 during fiscal 2024. The increase in the recovery of credit losses in fiscal 2025 was primarily due to improved qualitative factors related to the single-family residential loans and lower historical loss rates, partially offset by an increase in the balance of single-family loans.

At June 30, 2025, the ACL on loans held for investment was $6.4 million, comprised of all collectively evaluated allowances, down 9% from $7.1 million at June 30, 2024. The ACL on loans as a percentage of gross loans held for investment was 0.62% at June 30, 2025, compared to 0.67% at June 30, 2024. The decrease in the ACL on loans was due primarily to the recovery of credit losses recorded in fiscal 2025.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the years ended June 30, 2025 and 2024.

Management believes, based on currently available information, that the ACL is sufficient to absorb expected credit losses in loans held for investment at June 30, 2025 and 2024. The ACL is determined in accordance with ASC 326, which requires the recognition of expected credit losses over the contractual life of the loans, considering historical loss experience, current conditions, and reasonable and supportable forecasts. For additional information, see Item 1, “Business - “Asset Quality” in this Form 10-K.

Non-Interest Income. Total non-interest income was $3.5 million in fiscal 2025, a decrease of $410,000 or 10% from $3.9 million in fiscal 2024, due primarily to decreases in card and processing fees and other non-interest income.

Loan servicing and other fees increased $82,000, or 24%, to $419,000 in fiscal 2025 from $337,000 in fiscal 2024, due primarily to higher late fees on loans.

Deposit account fees decreased $42,000, or 4%, to $1.1 million in fiscal 2025 from $1.2 million in fiscal 2024, due primarily to lower non-sufficient funds fees, associated with fewer transactions.

Card and processing fees decreased $119,000, or 9%, to $1.3 million in fiscal 2025 from $1.4 million in fiscal 2024, due primarily to fewer debit card transactions.

Other non-interest income decreased $331,000, or 31%, to $735,000 in fiscal 2025 from $1.1 million in fiscal 2024. The prior year included a $540,000 net gain on other equity investments from the VISA share conversion, partly offset by a $190,000 positive fair value adjustment on the VISA equity investment in fiscal 2025.

Non-Interest Expense. Total non-interest expense was $30.8 million in fiscal 2025, an increase of $2.3 million or 8% from $28.5 million in fiscal 2024. The increase in non-interest expense was primarily attributable to increases in salaries and employee benefits, equipment expense and other non-interest expenses.

Salaries and employee benefits increased $1.4 million, or 8%, to $19.0 million in fiscal 2025 from $17.6 million in fiscal 2024. The increase in salaries and employee benefits was primarily attributable to increases in compensation costs, incentive compensation, group insurance costs and executive search costs.

Equipment expense increased $233,000, or 18%, to $1.5 million in fiscal 2025 from $1.3 million in fiscal 2024, due primarily to higher software license and maintenance costs.

Other non-interest expenses increased $594,000, or 20%, to $3.6 million in fiscal 2025 from $3.0 million in fiscal 2024, primarily attributable to higher litigation settlement expenses, debit card operation costs, deposit related costs and other operating costs. During fiscal 2025, the Bank recognized a $232,000 expense related to the settlement of wage and hour claims under California’s Private Attorneys General Act filed by former employees. The claims, which were previously stayed pending mediation, were resolved through a global settlement agreement in February 2025. No litigation reserve had been established prior to the settlement, which does not include any admission of liability and remains subject to court approval.

Provision for Income Taxes. The income tax provision reflects accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation and bank-owned life insurance policies, among others. Therefore, there are fluctuations in the effective income tax rate from period to period based on the relationship of net permanent differences to income before taxes.

The provision for income taxes was $2.6 million for fiscal 2025, representing an effective tax rate of 29.5%, down $418,000 or 14% from $3.0 million in fiscal 2024, representing an effective tax rate of 29.2%. The decrease in the provision for income taxes in fiscal 2025 compared to fiscal 2024 was due primarily to a lower income before the provision for income taxes.

The Corporation’s effective tax rate may differ from the estimated tax rates described above due to discrete items such as further adjustments to net deferred tax assets or liabilities, excess tax benefits derived from stock option exercises and non-taxable earnings from bank owned life insurance, among other items. The Corporation determined that the above tax rates meet its estimated income tax obligations. For additional information, see Note 8, "Income Taxes," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Average Balances, Interest and Average Yields/Costs

The following table sets forth certain information for the periods regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs thereof.  Yields and costs for the periods indicated are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Year Ended June 30,
	2025			2024
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,051,448	$52,543	5.00%	$1,069,616	$50,194	4.69%
Investment securities	121,399	1,858	1.53%	144,466	2,060	1.43%
FHLB - San Francisco and other equity investments	10,213	845	8.27%	9,601	802	8.35%
Interest-earning deposits	28,990	1,378	4.69%	30,610	1,674	5.38%

Total interest-earning assets	1,212,050	56,624	4.67%	1,254,293	54,730	4.36%

Noninterest-earning assets	30,352			30,655

Total assets	$1,242,402			$1,284,948

Interest-bearing liabilities:
Checking and money market accounts(2)	$363,859	190	0.05%	$407,938	290	0.07%
Savings accounts	235,390	500	0.21%	260,249	313	0.12%
Time deposits	282,489	10,536	3.73%	247,863	9,063	3.66%

Total deposits(3)	881,738	11,226	1.27%	916,050	9,666	1.06%

Borrowings	216,290	9,929	4.59%	221,368	10,141	4.58%

Total interest-bearing liabilities	1,098,028	21,155	1.93%	1,137,418	19,807	1.74%

Noninterest-bearing liabilities	13,710			16,731

Total liabilities	1,111,738			1,154,149

Stockholders’ equity	130,664			130,799
Total liabilities and stockholders’ equity	$1,242,402			$1,284,948

Net interest income		$35,469			$34,923

Interest rate spread(4)			2.74%			2.62%
Net interest margin(5)			2.93%			2.78%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.38%			110.28%

(1)	Includes the average balance of non-performing loans of $2.1 million and $2.1 million, as well as net deferred loan costs of $1.4 million and $955 thousand for the fiscal years ended June 30, 2025 and 2024, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $88.2 million and $97.3 million in the fiscal years ended June 30, 2025 and 2024, respectively.
(3)	Includes the average balance of uninsured deposits of $127.1 million and $135.7 million in the fiscal years ended June 30, 2025 and 2024, respectively.
(4)	Represents the difference between the weighted average yield on all interest-earning assets and the weighted average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2025 Compared
	To Year Ended June 30, 2024
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$3,257	$(852)	$(56)	$2,349
Investment securities	151	(330)	(23)	(202)
FHLB – San Francisco and other equity investments	(8)	51	—	43
Interest-bearing deposits	(220)	(87)	11	(296)
Total net change in income on interest-earning assets	3,180	(1,218)	(68)	1,894

Interest-bearing liabilities:
Checking and money market accounts	(78)	(31)	9	(100)
Savings accounts	239	(30)	(22)	187
Time deposits	182	1,267	24	1,473
Borrowings	22	(233)	(1)	(212)
Total net change in expense on interest-bearing liabilities	365	973	10	1,348
Net increase (decrease) in net interest income	$2,815	$(2,191)	$(78)	$546

(1)	Includes non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted average balance outstanding.

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

The primary investing activity of the Bank has been the origination and, to a lesser extent, purchase of loans held for investment. During the fiscal years ended June 30, 2025 and 2024, the Bank originated loans held for investment of $122.7 million and $75.5 million, respectively. The Bank did not purchase any loans held for investment from other financial institutions in fiscal 2025 or 2024. At June 30, 2025 and 2024, the Bank had loan origination commitments totaling $6.1 million and $9.4 million, with undisbursed loan funds of $582,000 and $435,000, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits, which include both retail and brokered certificates of deposit. During the fiscal year ended June 30, 2025, the net increase in deposits was $424,000, compared to the net decrease of $62.2 million during fiscal 2024. On June 30, 2025, time deposits scheduled to mature in one year or less were $278.3 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates based upon the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2025, total cash and cash equivalents were $53.1 million, or 4.3% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2025, the remaining financing availability at the FHLB - San Francisco was $282.3 million and the remaining available collateral was $364.9 million. In addition, the Bank has a $142.5 million discount window facility at the FRB of San Francisco, collateralized by $24.8 million of investment securities and $227.0 million of loans held for investment. The Bank also has a federal funds facility with a correspondent bank for $50.0 million which matures on March 31, 2026. As of June 30, 2025, there were no outstanding borrowings under the discount window facility or the federal funds facility with the correspondent bank. The total available borrowing capacity across all sources was approximately $474.8 million at June 30, 2025.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2025 decreased to 8.9% from 16.6% during the same quarter ended June 30, 2024. The decrease in the liquidity ratio was due primarily to the decrease in average qualifying liquid assets which exceeded the decrease in average deposits and borrowings during the quarter ended June 30, 2025 in comparison to the quarter ended June 30, 2024. Despite the decrease, the Bank continues to maintain sufficient liquidity, supported by borrowing capacity at the FHLB – San Francisco, the FRB of San Francisco, and its correspondent bank, and management believes the current liquidity position is adequate to meet operational needs and regulatory requirements. Management believes that, given these sources and ongoing liquidity management practices, the Bank is well-positioned to meet funding requirements. Management will continue to adjust the balance of liquid assets and funding sources as necessary to maintain adequate liquidity and support the Bank’s operations and lending activities.

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

Based on our current capital allocation objectives, during fiscal 2026 we project expenditures ranging from $532,000 to $1.1 million for capital investment in premises and equipment. For additional information regarding our commitments, see Note 13, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Provident is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses, cash dividends and stock repurchases. Provident’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. During fiscal 2025, the Corporation purchased 285,170 shares of the Corporation’s common stock with a weighted average cost of $15.04 per share. As of June 30, 2025, there are 217,028 shares available for purchase under the Corporation’s existing stock repurchase plan. The Corporation purchases the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash flow to our shareholders. Assuming continued payment during fiscal 2026 at this rate of $0.14 per share, our average total dividend paid each quarter would be approximately $921,000 based on the number of our current outstanding shares as of June 30, 2025. At June 30, 2025, Provident (on an unconsolidated basis) had liquid assets of approximately $3.4 million.

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

At June 30, 2025, the Bank exceeded all regulatory capital requirements. Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.5% for CET1 Capital, 8.0% for Tier 1 Risk-based Capital and 10.0% for Total Risk-based Capital are required to be deemed “well capitalized.” As of June 30, 2025, the Bank exceeded the capital ratios needed to be considered well capitalized with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Risk-based Capital and Total Risk-based Capital ratios of 10.1%, 19.5%, 19.5% and 20.5%, respectively. See also, “Regulation – Federal Regulation of Savings Institutions – Capital Requirements” and Note 9, "Capital" of the Notes to Consolidated Financial Statements contained in Items 1 and 8 of this Form 10-K, respectively.

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

Interest Rate Risk. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Corporation, through the Corporation's Asset-Liability Committee, has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest rate sensitivity of the Corporation's interest-earning assets by retaining new loan originations with interest rates subject to periodic adjustment to market conditions. The Corporation relies on retail deposits as its primary source of funds while utilizing brokered certificates of deposit and FHLB - San Francisco advances as secondary sources of funding. Management believes retail deposits, unlike brokered certificates of deposit, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years. For additional information, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet obligations. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of June 30, 2025, the targeted federal funds rate range was 4.25% to 4.50%.

The following table sets forth as of June 30, 2025 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$136,140	$(18,905)	$1,247,388	10.91%	(124)	bp
+200 bp	$149,344	$(5,701)	$1,263,834	11.82%	(33)	bp
+100 bp	$156,040	$995	$1,273,820	12.25%	10	bp
-	$155,045	$—	$1,276,171	12.15%	—
-100 bp	$153,594	$(1,451)	$1,278,122	12.02%	(13)	bp
-200 bp	$141,899	$(13,146)	$1,269,888	11.17%	(98)	bp
-300 bp	$141,857	$(13,188)	$1,273,364	11.14%	(101)	bp

(1)Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2025 (“base case”).
(2)Calculated as the NPV divided by the total portfolio value of assets.
(3)Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value Assets) from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the internal interest rate risk model and represents the change in the NPV at a -200 bp rate shock at June 30, 2025 and +200 bp rate shock at June 30, 2024 which has been determined to be the worst scenario to the interest rate risk of the Corporation in a -200, -100, +100 and +200 bp rate shock.

	At June 30, 2025		At June 30, 2024
	(-200 bp rate shock)		(+200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.15%		10.12%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.17%		9.17%
Sensitivity Measure: Change in NPV Ratio	-98	bp	-95	bp

The pre-shock NPV ratio increased 203 basis points to 12.15% at June 30, 2025 from 10.12%  at June 30, 2024, and the post-shock NPV ratio increased 200 basis points to 11.17% (-200 basis point rate shock) at June 30, 2025 from 9.17% (+200 basis point rate shock) at June 30, 2024. The increase of the NPV ratios was primarily attributable changes in asset and liability balances, interest rates, and portfolio composition. The sensitivity measure increased to 98 basis points at June 30, 2025 from 95 basis points at June 30, 2024.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of June 30, 2025:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of June 30, 2025
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$45,856	$—	$—	$7,234	$53,090
Investment securities	6,154	—	—	104,852	111,006
Loans held for investment	292,650	229,190	214,724	309,181	1,045,745
FHLB - San Francisco and other equity investments	10,298	—	—	—	10,298
Other assets	4,215	—	—	21,259	25,474
Total assets	359,173	229,190	214,724	442,526	1,245,613

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	—	—	—	83,566	83,566
Checking deposits - interest bearing	36,090	72,179	72,179	60,149	240,597
Savings deposits	46,122	92,244	92,244	—	230,610
Money market deposits	10,852	10,851	—	—	21,703
Time deposits	278,268	28,283	5,397	348	312,296
Borrowings	163,000	40,073	10,000	—	213,073
Other liabilities	1,534	—	—	13,689	15,223
Stockholders' equity	—	—	—	128,545	128,545
Total liabilities and stockholders' equity	535,866	243,630	179,820	286,297	1,245,613

Repricing gap positive (negative)	$(176,693)	$(14,440)	$34,904	$156,229	$—
Cumulative repricing gap:
Dollar amount	$(176,693)	$(191,133)	$(156,229)	$—	$—
Percent of total assets	(14)%	(15)%	(13)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; and time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The gap results presented above are based on specific assumptions and represent a static view of interest rate risk at a point in time. Actual experience may vary if assumptions differ or if customers’ behaviors and market conditions change.

The impact of changes in prevailing interest rates on the Corporation’s net interest margin will depend on how quickly interest-earning assets and interest-bearing liabilities adjust to rate changes. Rates on certain assets or liabilities may lag behind market rates, and factors such as loan prepayments or early deposit withdrawals can further affect cash flows. Management believes the results of the interest rate sensitivity analysis reflect the Corporation’s current asset-liability positioning, but the projected changes in net interest income assume immediate and sustained shifts in market rates and do not include any actions management might take in response. Actual results could differ materially due to variations in customer behavior, market conditions, and competitive pressures.

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 +100, and -100, -200 and -300 bp.

The following table describes the results of the analysis at June 30, 2025 and 2024:

At June 30, 2025		At June 30, 2024
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-1.35%	+300 bp	-8.12%
+200 bp	+2.01%	+200 bp	-3.45%
+100 bp	+2.23%	+100 bp	-0.51%
-100 bp	-1.80%	-100 bp	-0.67%
-200 bp	-3.24%	-200 bp	-1.15%
-300 bp	-6.38%	-300 bp	-1.86%

At June 30, 2025, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period; while at June 30, 2024, the Corporation was close to neutral with regard to the sensitivity of net interest income as projected net interest income declines slightly under rising or declining interest rates during the subsequent 12-month period.

Therefore at June 30, 2025, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except at the +300 basis point scenario. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2025 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that, as of June 30, 2025, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2025. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2025.

Date: August 29, 2025

/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer

/s/ Peter C. Fan
Peter C. Fan
Senior Vice President and Chief Financial Officer

Item 9B. Other Information

(a)  None

(b)  Trading Plans. During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. For information regarding the Corporation’s executive officers, see Item 1, “Business - Executive Officers” in this Form 10-K, which is incorporated herein by reference, while the Corporation’s insider trading policies and procedures is incorporated herein on exhibit 19 in this Form 10-K.

Code of Ethics for Senior Financial Officers

The Corporation has adopted a Code of Ethics, which applies to all directors, officers, and employees of the Corporation. The Code of Ethics is available on the Corporation’s website, www.myprovident.com. If the Corporation makes any substantial amendments to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Corporation’s principal executive officer, principal financial and accounting officer, controller, or person performing similar functions, the Corporation will disclose the nature of such amendment or waiver on the Corporation’s website and in a report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

The Corporation has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee consists of three independent directors of the Corporation: Judy A. Carpenter, Kathy M. Michalak and Matthew E. Webb. The Corporation has designated Judy A. Carpenter, Audit Committee Chair, as its audit committee financial expert. Ms. Carpenter is independent, as independence for audit committee members is defined under the listing standards of the NASDAQ Stock Market, is a Certified Public Accountant in California (inactive), has experience in public accounting, and has extensive business knowledge, financial expertise and familiarity with our local market and communities.

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

d)	Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2025:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to Be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2010 Equity Incentive Plan:
Stock Options	15,000	$20.19	—
2013 Equity Incentive Plan:
Stock Options	84,000	$18.16	—
Restricted Stock	20,650	N/A	—
2022 Equity Incentive Plan:
Stock Options	130,000	$13.25	45,000
Restricted Stock	124,000	N/A	74,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	373,650	$15.51	119,000

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   1. Financial Statements

 See Consolidated Financial Statements beginning on page 79 of this Form 10-K.

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

10.5

Form of Severance Agreement with Avedis Demirdjian, Peter C. Fan, Robert "Scott" Ritter, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K dated May 23, 2025)

10.6	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 28, 2010)

10.7	Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated November 30, 2010)

10.8	Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K dated November 30, 2010)

10.9	2013 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 24, 2013)

10.10

Form of Incentive Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

10.11

Form of Non-Qualified Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

10.12

Form of Restricted Stock Agreement for restricted shares awarded under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation’s Registration Statement on Form S-8 (333-192727) dated December 9, 2013)

10.13	2022 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 27, 2022)

10.14	Form of Incentive Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form S-8 dated December 16, 2022)

10.15	Form of Non-Qualified Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form S-8 dated December 16, 2022)

10.16	Form of Restricted Stock Agreement for restricted shares awarded under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation’s Form S-8 dated December 16, 2022)

13	2025 Annual Report to Stockholders

14.0

Code of Ethics for the Corporation’s directors, officers and employees (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.myprovident.com in the section titled About: Investor Relations.

19	Insider Trading Policy and Procedures

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Compensation Recovery Policy

101

The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	The cover page from this Annual Report on Form 10-K for the year ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 29, 2025	Provident Financial Holdings, Inc.

/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Donavon P. Ternes	President and	August 29, 2025
Donavon P. Ternes	Chief Executive Officer (Principal Executive Officer)

/s/ Peter C. Fan	Senior Vice President and	August 29, 2025
Peter C. Fan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Craig G. Blunden	Chairman of the Board of Directors	August 29, 2025
Craig G. Blunden

/s/ Judy A. Carpenter	Director	August 29, 2025
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	August 29, 2025
Debbi H. Guthrie

/s/ Brian N. Hawley	Director	August 29, 2025
Brian N. Hawley

/s/ Kathy M. Michalak	Director	August 29, 2025
Kathy M. Michalak

/s/ William E. Thomas	Lead Director	August 29, 2025
William E. Thomas

/s/ Matthew E. Webb	Director	August 29, 2025
Matthew E. Webb

Provident Financial Holdings, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Provident Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2025, and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2025, and the related (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL included the following, among others:

●	We performed inquiries and examined documentation to understand management’s methodology and process in determining the qualitative factors in the ACL, including the key assumptions and relevant data utilized.
●	We involved our credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the qualitative methodologies applied by management.
●	We tested the design and implementation of controls over the (i) selection of the risk categorizations and relative weighting in each of the qualitative factors used as an input to the model and (ii) overall calculation and disclosure.
●	We evaluated the reasonableness of the ACL inputs, including management’s judgments and assumptions used in the development of the qualitative factors, including the directional consistency and magnitude of the qualitative factors applied, and the reasonableness of the period selected for the forecast and the associated economic factors identified by management.
●	We compared the Corporation’s ACL with benchmark data obtained independently to assess whether the ACL is within a reasonable range for specific loan categories.

/s/Deloitte & Touche LLP

Costa Mesa, California
August 29, 2025

We have served as the Corporation's auditor since 2001.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Financial Condition

	June 30,	June 30,
(In Thousands, Except Share and Per Share Information)	2025	2024
Assets
Cash and cash equivalents	$53,090	$51,376
Investment securities - held to maturity, at cost with no allowance for credit losses	109,399	130,051
Investment securities - available for sale, at fair value	1,607	1,849
Loans held for investment, net of allowance for credit losses of $6.4 million and $7.1 million, respectively; includes $1.0 million and $1.0 million of loans held at fair value, respectively; $734.4 million and $861.1 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $227.0 million and $178.6 million pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,045,745	1,052,979
Accrued interest receivable	4,215	4,287
FHLB - San Francisco and other equity investments, includes $730 and $540 of other equity investments at fair value, respectively	10,298	10,108
Premises and equipment, net	9,324	9,313
Prepaid expenses and other assets	11,935	12,237

Total assets	$1,245,613	$1,272,200

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$83,566	$95,627
Interest-bearing deposits	805,206	792,721
Total deposits	888,772	888,348

Borrowings	213,073	238,500
Accounts payable, accrued interest and other liabilities	15,223	15,411
Total liabilities	1,117,068	1,142,259

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value; (40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued; 6,577,718 and 6,847,821 shares outstanding, respectively)	183	183
Additional paid-in capital	99,149	98,532
Retained earnings	212,403	209,914
Treasury stock at cost (11,651,897 and 11,381,794 shares, respectively)	(183,207)	(178,685)
Accumulated other comprehensive income (loss), net of tax	17	(3)

Total stockholders’ equity	128,545	129,941

Total liabilities and stockholders’ equity	$1,245,613	$1,272,200

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Operations

	Fiscal Year Ended June 30,
(In Thousands, Except Per Share Information)	2025	2024
Interest income:
Loans receivable, net	$52,543	$50,194
Investment securities	1,858	2,060
FHLB - San Francisco and other equity investments	845	802
Interest-earning deposits	1,378	1,674
Total interest income	56,624	54,730

Interest expense:
Deposits	11,226	9,666
Borrowings	9,929	10,141
Total interest expense	21,155	19,807

Net interest income	35,469	34,923
Recovery of credit losses	(666)	(63)
Net interest income, after recovery of credit losses	36,135	34,986

Non-interest income:
Loan servicing and other fees	419	337
Deposit account fees	1,112	1,154
Card and processing fees	1,265	1,384
Other	735	1,066
Total non-interest income	3,531	3,941

Non-interest expense:
Salaries and employee benefits	19,006	17,642
Premises and occupancy	3,634	3,586
Equipment	1,542	1,309
Professional	1,579	1,530
Sales and marketing	714	709
Deposit insurance premium and regulatory assessments	740	780
Other	3,578	2,984
Total non-interest expense	30,793	28,540

Income before income taxes	8,873	10,387
Provision for income taxes	2,618	3,036
Net income	$6,255	$7,351

Basic earnings per share	$0.93	$1.06
Diluted earnings per share	$0.93	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended June 30,
(In Thousands)	2025	2024
Net income	$6,255	$7,351

Change in unrealized holding gains on securities available for sale and interest-only strips	28	50
Less: Income tax expense	8	15
Other comprehensive income	20	35
Total comprehensive income	$6,275	$7,386

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Common					Comprehensive
	Stock		Additional			Income (Loss),
(In Thousands, Except Share Information)	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Net of Tax	Total
Balance at June 30, 2023	7,043,170	$183	$99,505	$207,274	$(177,237)	$(38)	$129,687

Net income				7,351			7,351
Other comprehensive income						35	35
Purchase of treasury stock	(197,349)				(2,601)		(2,601)
Distribution of restricted stock	2,000						—
Awards for restricted stock			(1,183)		1,183		—
Forfeiture of restricted stock			30		(30)		—
Amortization of restricted stock, net of tax			203				203
Stock options expense, net of tax			37				37
Tax effect from stock-based compensation			(60)				(60)
Cash dividends(1)				(3,887)			(3,887)
Adoption of CECL standard				(824)			(824)
Balance at June 30, 2024	6,847,821	$183	$98,532	$209,914	$(178,685)	$(3)	$129,941

Net income				6,255			6,255
Other comprehensive income						20	20
Purchase of treasury stock(2)	(293,928)				(4,448)		(4,448)
Distribution of restricted stock	23,825						—
Awards for restricted stock			(158)		158		—
Forfeiture of restricted stock			232		(232)		—
Amortization of restricted stock, net of tax			472				472
Stock options expense, net of tax			71				71
Cash dividends(1)				(3,766)			(3,766)
Balance at June 30, 2025	6,577,718	$183	$99,149	$212,403	$(183,207)	$17	$128,545

(1)	Cash dividends of $0.56 per share were paid in both fiscal 2025 and 2024.
(2)	Includes the purchase of 8,758 shares of distributed restricted stock in fiscal 2025 in settlement of employees' withholding tax obligations.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended June 30,
(In Thousands)	2025	2024
Cash flows from operating activities:
Net income	$6,255	$7,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,486	3,155
Recovery of credit losses	(666)	(63)
Net unrealized gain on other equity investments	(190)	(540)
Stock-based compensation	543	240
Provision (benefit) for deferred income taxes	1,430	(58)
Decrease in accounts payable, accrued interest and other liabilities	(1,907)	(2,399)
Increase in prepaid expenses and other assets	(266)	(2,001)
Net cash provided by operating activities	8,685	5,685

Cash flows from investing activities:
Decrease in loans held for investment, net	6,437	22,604
Purchase of investment securities - held to maturity	(981)	—
Principal payments from investment securities - held to maturity	21,260	23,754
Principal payments from investment securities - available for sale	273	356
Purchase of FHLB - San Francisco stock	—	(63)
Purchase of premises and equipment	(530)	(1,589)
Net cash provided by investing activities	26,459	45,062

Cash flows from financing activities:
Increase (decrease) in deposits, net	424	(62,223)
Proceeds from long-term borrowings	87,000	85,500
Repayments of long-term borrowings	(77,512)	(30,009)
Repayment of short-term borrowings, net	(35,000)	(52,000)
Treasury stock purchases	(4,448)	(2,601)
Withholding taxes on stock-based compensation	(128)	—
Cash dividends	(3,766)	(3,887)
Net cash used for financing activities	(33,430)	(65,220)

Net increase (decrease) in cash and cash equivalents	1,714	(14,473)
Cash and cash equivalents at beginning of year	51,376	65,849
Cash and cash equivalents at end of year	$53,090	$51,376
Supplemental information:
Cash paid for interest	$21,403	$19,762
Cash paid for income taxes	$1,916	$3,090

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

Provident Savings Bank, F.S.B. (the “Bank”) converted from a federally chartered mutual savings bank to a federally chartered stock savings bank effective, June 27, 1996. Provident Financial Holdings, Inc., a Delaware corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the conversion; the transaction was recorded on a book value basis.

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

Use of estimates

The accounting and reporting policies of the Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of investment securities, deferred tax assets (liabilities), and deferred compensation costs.

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

Investment securities

The Corporation classifies its qualifying investments as available for sale or held to maturity. The Corporation classifies investments as held to maturity when it has the ability and it is management’s positive intent to hold such securities to maturity. Securities held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and carried at fair value. Fair value generally is determined based upon quoted market prices. Changes in net unrealized gains or losses on debt securities available for sale are included in accumulated other comprehensive income, net of tax. Gains and losses on sale or dispositions of investment securities are included in non-interest income and are determined using the specific identification method. Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest method.

The Corporation evaluates individual investment securities quarterly for impairment based on Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.” As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment security before the recovery of its amortized cost basis. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized costs is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized costs.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Loans held for investment

Loans held for investment primarily consist of long-term, fixed- and adjustable-rate loans secured by single-family residences, as well as multi-family and commercial real estate loans secured by multi-family and commercial properties, and loans secured by land and other residential properties. The Corporation intends to hold these loans for the foreseeable future. They are generally offered to customers and businesses located in California.

Net loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method. Amortization is discontinued for non-performing loans. Interest receivable primarily represents the current month’s interest, which will be included as a part of the borrower’s next monthly loan payment. Interest receivable is accrued only if deemed collectible. Generally, a loan is placed on non-performing status when it becomes 90 days past due as to principal or interest or after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. When a loan is placed on non-performing status, interest accrued but not received is reversed against interest income. Interest income on non-performing loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible. If the principal balance is not deemed collectible, the entire payment received (principal and interest) is applied to the outstanding loan balance. Non-performing loans that become current as to both principal and interest are returned to accrual status after demonstrating satisfactory payment history (usually six consecutive months) and when future payments are expected to be collectible.

Allowance for credit losses

The allowance for credit losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of financial assets. The Corporation adopted ASC 326 using the prospective transition approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.

Non-performing loans

The Corporation assesses loans individually and classifies them as non-performing when the accrual of interest has been discontinued, loans have been modified to borrowers experiencing financial difficulties or management has serious doubts about the future collectability of principal and interest, even though the loans may currently be performing. Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Corporation measures each non-performing loan based on ASC 326, establishes a collectively evaluated or individually evaluated allowance, and charges off those loans or portions of loans deemed uncollectible. Loans identified to be individually evaluated may have an allowance that is based upon the appraised value of the collateral, less selling costs or discounted cash flow with an appropriate default factor.

Real estate owned

Real estate acquired through foreclosure is initially recorded at the fair value of the real estate acquired, less estimated selling costs. Subsequent to foreclosure, the Corporation charges current earnings for estimated losses if the carrying value of the property exceeds its fair value. Gains or losses on the sale of real estate are recognized upon disposition of the property. Costs relating to improvement, maintenance and repairs of the property are charged to operations as incurred.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available, if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income. The deferred income tax asset related to the allowance for credit losses will be realized when actual charge-offs are made against the allowance. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax assets (liabilities). The Corporation continues to monitor the deferred tax assets or liabilities on a quarterly basis for a valuation allowance. The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit. Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance. As of June 30, 2025, the estimated net deferred tax liability was $832,000 and is included in accounts payable, accrued interest and other liabilities in  the Consolidated Statements of Financial Condition; while, at June 30, 2024, the estimated net deferred tax asset was $606,000 and is included in prepaid expenses and other assets. The Corporation maintains the net deferred tax asset or liability for deductible temporary tax differences, such as loss reserves, deferred compensation, non-accrued interest and unrealized gains or losses, among other items. During the fiscal year ended June 30, 2025, the Corporation’s net deferred tax position changed from a net deferred tax asset to a net deferred tax liability. This change was primarily due to the reversal of deferred tax assets previously recognized in connection with accrued Supplemental Executive Retirement Plan obligations, which were settled during the year, and the recognition of deferred tax liabilities associated with unrealized gains on other equity investments, which are recorded through net income and result in taxable temporary differences. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at June 30, 2025 or 2024.

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

Stock repurchases

The Corporation repurchased 285,170 shares of its common stock at an average cost of $15.04 per share during fiscal 2025 pursuant to its publicly announced stock repurchase plans. As of June 30, 2025, 217,028 shares, or 65% of the shares authorized for repurchase, remained available under the Corporation’s existing repurchase plan, which is set to expire on January 23, 2026.

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

Stock-based compensation

ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Stock-based compensation, inclusive of restricted stock expense, recognized in the Consolidated Statements of Operations for the fiscal years ended June 30, 2025 and 2024 was $543,000 and $240,000, respectively.

Employee Stock Ownership Plan ("ESOP")

The Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. Since the contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

Restricted stock

The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date. A total of $472,000 and $203,000 of restricted stock expense was amortized during fiscal 2025 and 2024, respectively.

Post-retirement benefits

The estimated obligation for post-retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees. The post retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition. Effective July 1, 2003, the Corporation discontinued the post-retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits, unless included within an employment agreement. At June 30, 2025 and 2024, the accrued liability for post-retirement benefits was $741,000 and $450,000, respectively.

Comprehensive income

Under ASC 220, “Comprehensive Income,” comprehensive income consists of net income and other comprehensive income, including unrealized gains or losses on available for sale securities and interest-only strips. Accumulated comprehensive income (loss) is reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition and Consolidated Statements of Stockholders’ Equity.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Accounting Standard Updates (“ASU”)

ASU 2024-03:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities (“PBEs”) to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant expense captions because they include one or more of the five natural expense categories identified in this ASU. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) inventory purchases, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. The ASU does not affect the presentation of expenses on the face of the income statement. Rather, it requires additional disaggregation of those captions into specified natural expense categories in the financial statement footnotes. This ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Corporation is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

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

ASU 2023-07:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments include: (a) introducing a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), (b) extending certain annual disclosures to interim periods, (c) clarifying that single reportable segment entities must apply ASC 280 in its entirety, (d) permitting more than one measure of segment profit or loss to be reported under certain conditions, and (e) requiring disclosure of the title and position of the CODM. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Corporation operates as a single segment and reporting unit; therefore, the adoption of this ASU did not have a material impact on the Corporation’s consolidated financial statements but resulted in expanded disclosures within Note 17 on Segment Reporting.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2025 and 2024 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2025	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$104,549	$127	$(10,305)	$94,371	$104,549
U.S. government sponsored enterprise CMO(2)	4,525	14	(108)	4,431	4,525
U.S. SBA securities(3)	325	—	(1)	324	325
Total investment securities - held to maturity	109,399	141	(10,414)	99,126	109,399

Available for sale
U.S. government agency MBS(1)	1,072	10	—	1,082	1,082
U.S. government sponsored enterprise MBS(1)	436	10	—	446	446
Private issue CMO(2)	79	—	—	79	79
Total investment securities - available for sale	1,587	20	—	1,607	1,607
Total investment securities	$110,986	$161	$(10,414)	$100,733	$111,006

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized mortgage obligations (“CMO”).
(3)	Small Business Administration ("SBA").

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2024	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$125,883	$76	$(15,481)	$110,478	$125,883
U.S. government sponsored enterprise CMO	3,713	—	(253)	3,460	3,713
U.S. SBA securities	455	—	—	455	455
Total investment securities - held to maturity	130,051	76	(15,734)	114,393	130,051

Available for sale
U.S. government agency MBS	1,222	—	(14)	1,208	1,208
U.S. government sponsored enterprise MBS	548	5	—	553	553
Private issue CMO	91	—	(3)	88	88
Total investment securities - available for sale	1,861	5	(17)	1,849	1,849
Total investment securities	$131,912	$81	$(15,751)	$116,242	$131,900

In fiscal 2025 and 2024, the Corporation received principal payments from its investment securities of $21.5 million and $24.1 million, respectively, and did not sell any investment securities. The Corporation purchased investment securities totaling $981,000 in fiscal 2025, while no investment securities were purchased in fiscal 2024.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of June 30, 2025 and 2024, the Corporation held investments with an unrealized loss position of $10.4 million and $15.8 million, respectively.

As of June 30, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$90,022	$10,305	$90,022	$10,305
U.S. government sponsored enterprise CMO	—	—	3,435	108	3,435	108
U.S. SBA securities	324	$1	—	—	324	1
Total investment securities - held to maturity	324	1	93,457	10,413	93,781	10,414

Available for sale
U.S government agency MBS	37	—	13	—	50	—
Private issue CMO	—	—	17	—	17	—
Total investment securities - available for sale	37	—	30	—	67	—
Total investment securities	$361	$1	$93,487	$10,413	$93,848	$10,414

As of June 30, 2024	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$105,530	$15,481	$105,530	$15,481
U.S. government sponsored enterprise CMO	—	—	3,460	253	3,460	253
U.S. SBA securities	455	—	—	—	455	—
Total investment securities - held to maturity	455	—	108,990	15,734	109,445	15,734

Available for sale
U.S government agency MBS	91	—	1,117	14	1,208	14
U.S. government sponsored enterprise MBS	—	—	8	—	8	—
Private issue CMO	—	—	88	3	88	3
Total investment securities - available for sale	91	—	1,213	17	1,304	17
Total investment securities	$546	$—	$110,203	$15,751	$110,749	$15,751

The Corporation evaluates individual investment securities quarterly for impairment based on ASC 326 since the adoption on July 1, 2023. At June 30, 2025, most of the $10.4 million of unrealized holding losses were in a loss position for 12 months or more, except one investment security with a $1,000 unrealized loss for less than 12 months, while at June 30, 2024, all of the $15.8 million of unrealized holding losses were in a loss position for 12 months or more. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise (“GSE”) securities that are either explicitly or implicitly guaranteed by the U.S. government and have

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity or available for sale and as such, records the investment security at amortized cost or fair market value as prescribed by GAAP. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment securities before the recovery of its amortized cost basis. These liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized costs are realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized costs.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $282.3 million as of June 30, 2025 at the FHLB of San Francisco. In addition, the Bank has secured an estimated $142.5 million discount window facility at the FRB of San Francisco collateralized by single-family loans held for investment totaling $227.0 million and investment securities totaling $24.8 million as of June 30, 2025. As of June 30, 2025, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of June 30, 2025. The total available borrowing capacity across all sources totaled approximately $474.8 million at June 30, 2025.

At June 30, 2024, the Bank had a remaining borrowing capacity of $261.3 million at the FHLB of San Francisco. In addition, the Bank had secured an estimated $208.6 million discount window facility at the FRB of San Francisco collateralized by single-family loans held for investment totaling $178.6 million and investment securities totaling $126.6 million at June 30, 2024. As of June 30, 2024, the Bank also had an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or the correspondent bank facility as of June 30, 2024. The total available borrowing capacity across all sources totaled approximately $519.9 million at June 30, 2024.

At June 30, 2025 and 2024, the Corporation did not hold any investment securities held to maturity or investment securities available for sale with the intent to sell and determined it had the ability to hold these investment securities until maturity. It also determined that it was more likely than not that the Corporation would not be required to sell the securities prior to recovery of the amortized cost basis; therefore, no impairment losses were recorded on investment securities available for sale for fiscal years ended June 30, 2025 and 2024. In addition, no allowance for credit losses were recorded on investment securities held to maturity for the fiscal years ended June 30, 2025 and 2024.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Contractual maturities of investment securities as of June 30, 2025 and 2024 were as follows:

	June 30, 2025		June 30, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$69	$68	$349	$343
Due after one through five years	4,921	4,760	4,328	4,167
Due after five through ten years	40,773	38,224	49,331	44,830
Due after ten years	63,636	56,074	76,043	65,053
Total investment securities - held to maturity	109,399	99,126	130,051	114,393

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,483	1,501	1,055	1,053
Due after ten years	104	106	806	796
Total investment securities - available for sale	1,587	1,607	1,861	1,849
Total investment securities	$110,986	$100,733	$131,912	$116,242

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2025 and 2024:

(In Thousands)	June 30, 2025	June 30, 2024
Mortgage loans:
Single-family	$544,425	$518,091
Multi-family	423,417	445,182
Commercial real estate	72,766	83,349
Construction	402	2,692
Other	89	95
Commercial business loans	1,267	1,372
Consumer loans	57	65
Total loans held for investment, gross	1,042,423	1,050,846

Advance payments of escrows	293	102
Deferred loan costs, net	9,453	9,096
ACL on loans	(6,424)	(7,065)
Total loans held for investment, net	$1,045,745	$1,052,979

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table sets forth information at June 30, 2025 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed-rate loans comprised 10% of loans held for investment at both June 30, 2025 and 2024, respectively. Adjustable-rate loans with no stated repricing date that reprice when the index to which they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year, subject to periodic and maximum rate caps. The table does not include any estimate of prepayments, which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$49,048	$63,562	$126,956	$198,577	$106,282	$544,425
Multi-family	214,271	129,277	77,015	2,762	92	423,417
Commercial real estate	26,897	35,421	9,535	540	373	72,766
Construction	206	196	—	—	—	402
Other	—	—	—	—	89	89
Commercial business loans	1,239	—	—	—	28	1,267
Consumer loans	57	—	—	—	—	57
Total loans held for investment, gross	$291,718	$228,456	$213,506	$201,879	$106,864	$1,042,423

The following tables present the Corporation’s commercial real estate loans by property type and loan-to-value (“LTV”) as of June 30, 2025 and 2024:

	Owner	Non-Owner		% of Total	Weighted
June 30, 2025	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars In Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,666	$19,895	$25,561	35%	41%
Mixed use (2)	279	14,330	14,609	20	33%
Retail	—	8,001	8,001	11	31%
Warehouse	1,332	7,869	9,201	13	30%
Medical/dental office	2,511	4,377	6,888	9	43%
Mobile home park	—	6,761	6,761	9	37%
Restaurant/fast food	681	493	1,174	2	46%
Automotive - non gasoline	—	571	571	1	26%
Total commercial real estate	$10,469	$62,297	$72,766	100%	37%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.4 million in Office/Retail, $5.3 million in Multi-family/Retail, $1.6 million in Other Mixed Use, $739,000 in Multi-family/Commercial and $559,000 in Multi-family/Office.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Owner	Non-Owner		% of Total	Weighted
June 30, 2024	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars In Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$6,690	$20,084	$26,774	32%	43%
Mixed use (2)	293	15,797	16,090	19	35%
Retail	—	12,501	12,501	15	30%
Warehouse	2,076	9,848	11,924	14	31%
Mobile home park	—	6,909	6,909	8	38%
Medical/dental office	2,439	4,645	7,084	9	44%
Restaurant/fast food	690	500	1,190	2	46%
Automotive - non gasoline	—	578	578	1	26%
Live/work	—	299	299	—	13%
Total commercial real estate	$12,188	$71,161	$83,349	100%	37%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.9 million in Office/Retail, $4.7 million in Multi-family/Retail, $3.0 million in Other Mixed Use, $754,000 in Multi-family/Commercial and $685,000 in Multi-family/Office.

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of June 30, 2025 and 2024:

	Inland		Southern		Other
June 30, 2025	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$630	11%	$4,852	86%	$184	3%	$5,666	100%
Mixed use	—	—%	—	—%	279	100%	279	100%
Warehouse	—	—%	959	72%	373	28%	1,332	100%
Medical/dental office	271	11%	2,240	89%	—	—%	2,511	100%
Restaurant/fast food	—	—%	681	100%	—	—%	681	100%
Total owner occupied	901	9%	8,732	83%	836	8%	10,469	100%

Non-owner occupied:
Office	3,837	19%	13,488	68%	2,570	13%	19,895	100%
Mixed use	449	3%	6,297	44%	7,584	53%	14,330	100%
Retail	1,026	13%	3,296	41%	3,679	46%	8,001	100%
Warehouse	1,064	13%	3,992	51%	2,813	36%	7,869	100%
Mobile home park	4,754	70%	351	5%	1,656	25%	6,761	100%
Medical/dental office	1,713	39%	1,993	46%	671	15%	4,377	100%
Automotive - non gasoline	—	—%	571	100%	—	—%	571	100%
Restaurant/fast food	—	—%	493	100%	—	—%	493	100%
Total non-owner occupied	12,843	21%	30,481	49%	18,973	30%	62,297	100%

Total commercial real estate	$13,744	19%	$39,213	54%	$19,809	27%	$72,766	100%

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

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

Management continually evaluates the credit quality of the loan portfolio and conducts a quarterly review of the adequacy of the ACL. The two primary components that are used during the loan review process to determine the proper ACL levels are individually evaluated allowances and collectively evaluated allowances. The collectively evaluated allowance is based on a pooling method for groups of homogeneous loans sharing similar loan characteristics to calculate an allowance which reflects an estimate of lifetime expected credit losses using historical experience, current conditions, and reasonable and supportable forecasts. Loans identified to be individually evaluated may have an allowance that is based upon the appraised value of the collateral, less selling costs, or discounted cash flow with an appropriate default factor.

The Corporation adopted an internal risk rating policy which categorizes all loans held for investment into risk categories of pass, special mention, substandard, doubtful or loss based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades with respect to credit quality of each loan is as follows:

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of June 30, 2025:

June 30, 2025	Term Loans by Year of Origination						Revolving
(In Thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$39,385	$55,276	$52,083	$194,501	$141,614	$60,282	$5	$543,146
Special Mention	-	-	-	-	-	62	-	62
Substandard	-	-	-	-	-	1,217	-	1,217
Total single-family	39,385	55,276	52,083	194,501	141,614	61,561	5	544,425
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	13,412	21,687	27,255	73,495	83,224	201,660	-	420,733
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	467	2,217	-	2,684
Total multi-family	13,412	21,687	27,255	73,495	83,691	203,877	-	423,417
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	2,149	5,429	12,609	22,750	3,889	24,936	-	71,762
Special Mention	-	-	-	-	-	1,004	-	1,004
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	2,149	5,429	12,609	22,750	3,889	25,940	-	72,766
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	196	206	-	-	-	-	-	402
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	196	206	-	-	-	-	-	402
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	-	89	-	89
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	-	89	-	89
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	-	-	-	-	1,267	1,267
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	-	-	-	-	1,267	1,267
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	17	-	-	-	-	-	-	17
Pass	-	-	-	-	-	-	40	40
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	17	-	-	-	-	-	40	57
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$55,159	$82,598	$91,947	$290,746	$229,194	$291,467	$1,312	$1,042,423
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2024:

June 30, 2024	Term Loans by Year of Origination						Revolving
(In Thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$19,476	$60,688	$205,817	$149,084	$19,606	$59,702	$14	$514,387
Special Mention	-	-	-	-	-	1,111	-	1,111
Substandard	-	-	-	-	-	2,593	-	2,593
Total single-family	19,476	60,688	205,817	149,084	19,606	63,406	14	518,091
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	10,374	28,892	75,876	86,916	60,938	180,119	-	443,115
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	478	-	1,589	-	2,067
Total multi-family	10,374	28,892	75,876	87,394	60,938	181,708	-	445,182
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	3,874	13,763	23,298	4,018	5,450	32,946	-	83,349
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	1,480	228	984	-	-	-	-	2,692
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	1,480	228	984	-	-	-	-	2,692
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	95	-	-	95
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	95	-	-	95
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	133	-	-	-	1,239	1,372
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	133	-	-	-	1,239	1,372
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	23	-	-	-	-	-	-	23
Pass	-	-	-	-	-	-	42	42
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	23	-	-	-	-	-	42	65
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$35,227	$103,571	$306,108	$240,496	$86,089	$278,060	$1,295	$1,050,846
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

As required by ASC 326 on July 1, 2023, the Corporation implemented CECL and recognized a $1.2 million one-time increase to its ACL. Under ASC 326, the ACL is a valuation account that is deducted from the related loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation’s ACL is calculated quarterly, with any difference between the calculated ACL and the recorded ACL adjusted through an entry to the provision for (recovery of) credit losses. Management calculates the quantitative portion of the collectively evaluated allowance for all loan categories using an average charge-off or loss rate methodology, and generally evaluates collectively evaluated loans by Call Report code to group and determine portfolio loan segments with similar risk characteristics. The Corporation primarily utilizes historical loss rates for the ACL calculation based on its own specific historical losses and/or with peer loss history, where applicable.

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of CECL and as of June 30, 2025 and 2024, based on reasonable and supportable 12-month forecasts of the National Unemployment Rate and change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward looking component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts (including the quarterly Federal Open Market Committee forecast), and the widespread familiarity of these economic metrics.

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

The qualitative portion of the Corporation’s allowance on collectively evaluated loans are calculated using management’s judgment to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative allowance is also contingent upon the relative weighting of the Q-factors, as determined by management’s judgment.

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

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of modifications noted above. During the fiscal years ended June 30, 2025 and 2024, there were no loan modifications to borrowers experiencing financial difficulties.

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

Non-performing loans are charged-off to their fair market values in the period the loans, or portions thereof, are deemed uncollectible. This generally occurs after the loan becomes 150 days delinquent for real estate secured first trust deed loans and 120 days delinquent for commercial business or real estate secured second trust deed loans. For loans that were previously modified from their original terms, re-underwritten and identified as modified loans, the charge-off occurs when the loan becomes 90 days delinquent. In cases where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent. The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less disposition costs, with the loan balance in excess of the estimated fair value charged-off against the ACL. For modified loans that are less than 90 days delinquent, the ACL is segregated into: (a) individually evaluated allowances for those loans with applicable discounted cash flow calculations still in their modification period, classified lower than pass, and containing an embedded loss component; or (b) collectively evaluated allowances based on the aggregated pooling method. For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is derived based on the loan's discounted cash flow fair value (for modified loans) or collateral fair value less estimated selling costs and if the fair value is higher than the loan balance, no allowance is required. A non-performing loan can be restored to accrual status when a borrower is current in payments for six consecutive months.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the years indicated:

	Year Ended June 30, 2025
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065
(Recovery of) provision for credit losses	(561)	20	(11)	(85)	1	(5)	—	(641)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,734	$615	$55	$12	$2	$6	$—	$6,424

ACL:
Individually evaluated for allowances	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for allowances	5,734	615	55	12	2	6	—	6,424
ACL, end of period	$5,734	$615	$55	$12	$2	$6	$—	$6,424

Loans held for investment:
Individually evaluated for allowances	$369	$467	$—	$—	$—	$—	$—	$836
Collectively evaluated for allowances	544,056	422,950	72,766	402	89	1,267	57	1,041,587
Total loans held for investment, gross	$544,425	$423,417	$72,766	$402	$89	$1,267	$57	$1,042,423
ACL on loans as a percentage of gross loans held for investment	1.05%	0.15%	0.08%	2.99%	2.25%	0.47%	—%	0.62%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Year Ended June 30, 2024
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total
ACL:
ACL, beginning of period	$1,720	$3,270	$868	$15	$2	$67	$4	$5,946
Adjustment to ACL for adoption of ASC 326	4,605	(2,614)	(786)	47	3	(54)	(4)	1,197
(Recovery of) provision for credit losses	(30)	(61)	(16)	35	(4)	(2)	—	(78)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065

ACL:
Individually evaluated for allowances	$37	$—	$—	$—	$—	$—	$—	$37
Collectively evaluated for allowances	6,258	595	66	97	1	11	—	7,028
ACL, end of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065

Loans held for investment:
Individually evaluated for allowances	$1,134	$—	$—	$—	$—	$—	$—	$1,134
Collectively evaluated for allowances	516,957	445,182	83,349	2,692	95	1,372	65	1,049,712
Total loans held for investment, gross	$518,091	$445,182	$83,349	$2,692	$95	$1,372	$65	$1,050,846
ACL on loans as a percentage of gross loans held for investment	1.22%	0.13%	0.08%	3.60%	1.05%	0.80%	—%	0.67%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following summarizes the components of the net change in the allowance for credit losses for the years indicated:

	Year Ended June 30,
(In Thousands)	2025	2024

Balance, beginning of year	$7,065	$5,946
Adjustment to ACL for adoption of ASC 326	—	1,197
Recovery of credit losses	(641)	(78)
Recoveries	—	—
Charge-offs	—	—
Balance, end of year	$6,424	$7,065

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

	At or For the Year Ended June 30, 2025
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$560	$—	$560	$(7)	$553	$1,158	$95
Without a related allowance(2)	420	(25)	395	—	395	631	106
Total single-family loans	980	(25)	955	(7)	948	1,789	201

Multi-family:
Without a related allowance(2)	466	—	466	—	466	156	5
Total multi-family loans	466	—	466	—	466	156	5

Commercial real estate:
Without a related allowance(2)	—	—	—	—	—	149	36
Total commercial real estate loans	—	—	—	—	—	149	36

Total non-performing loans	$1,446	$(25)	$1,421	$(7)	$1,414	$2,094	$242

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	At or For the Year Ended June 30, 2024
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$2,267	$—	$2,267	$(73)	$2,194	$1,627	$96
Without a related allowance(2)	427	(25)	402	—	402	444	23
Total single-family loans	2,694	(25)	2,669	(73)	2,596	2,071	119

Total non-performing loans	$2,694	$(25)	$2,669	$(73)	$2,596	$2,071	$119

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At June 30, 2025 and 2024, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

During both fiscal years ended June 30, 2025 and 2024, the Corporation’s average non-performing loans was $2.1 million. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the fiscal year ended June 30, 2025, the Corporation received $242,000 in interest payments from non-performing loans, all of which was recognized as interest income under cash basis and none was applied to reduce the loan balances under the cost recovery method. In comparison, for the fiscal year ended June 30, 2024, the Bank received $119,000 in interest payments from non-performing loans, all of which was recognized as interest income under cash basis and none was applied to reduce the loan balances under the cost recovery method.

Since the implementation of ASC 326, the Bank includes the off-balance sheet reserve for unfunded loan commitments within the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the fiscal years ended June 30, 2025 and 2024:

	Year Ended
	June 30,
(In Thousands)	2025	2024
Balance, beginning of the year	$57	$42
(Recovery of) provision for credit losses	(25)	15
Balance, end of the year	$32	$57

The method for calculating the unfunded loan commitment reserve is based on a historical funding rate applied to the undisbursed loan amount to estimate an average outstanding amount during the life of the loan commitment. The Corporation applies the same assumptions and methodologies to both unfunded loan commitments and funded loans held for investment, grouped by loan category, to determine the reserve rate and allowance. These assumptions are evaluated by management periodically as part of the CECL procedures. The unfunded loan commitment reserve is recorded in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables provide information on the past due status of the Corporation’s loans held for investment, gross, at the dates indicated:

	June 30, 2025
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$543,496	$—	$929	$544,425
Multi-family	422,951	—	466	423,417
Commercial real estate	72,766	—	—	72,766
Construction	402	—	—	402
Other	89	—	—	89
Commercial business loans	1,267	—	—	1,267
Consumer loans	55	2	—	57
Total loans held for investment, gross	$1,041,026	$2	$1,395	$1,042,423

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2024
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$515,498	$—	$2,593	$518,091
Multi-family	445,182	—	—	445,182
Commercial real estate	83,349	—	—	83,349
Construction	2,692	—	—	2,692
Other	95	—	—	95
Commercial business loans	1,372	—	—	1,372
Consumer loans	64	1	—	65
Total loans held for investment, gross	$1,048,252	$1	$2,593	$1,050,846

(1)	All loans 90 days or greater past due are placed on non-accrual status.

In the ordinary course of business, the Bank may offer loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. During fiscal 2025 and 2024, there were no related-party loan transactions and as of June 30, 2025 and 2024, there were no outstanding related-party loans.

Note 4: Leases

The Corporation accounts for its leases in accordance with ASC 842, which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities for operating leases, and borrowings for finance leases, while right-of-use assets are recorded in premises and equipment in the Corporation’s Consolidated Statements of Financial Condition. At June 30, 2025 and 2024, the Corporation's leases were classified as operating leases and finance leases; and the Corporation did not have any operating or finance leases with an initial term of 12 months or less ("short-term leases").

Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and finance leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its right-of-use lease assets and lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the lease term in amounts that represent the difference between straight-line lease expense and interest accretion on the related liability. For finance leases, right-of-use assets are amortized on a straight-line basis over the useful life of the underlying asset, while interest accretion on the lease liability is recognized as interest expense in the Corporation’s Consolidated Statements of Operations.

For the fiscal years ended June 30, 2025 and 2024, expenses associated with the Corporation’s leases totaled $774,000, and $927,000, respectively. Expenses associated with the Corporation’s leases are recorded in either premises and occupancy or equipment expense for operating leases; while for finance leases, expenses are recorded in equipment expense and interest expense on borrowings, as applicable, in the Consolidated Statements of Operations.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables present supplemental information related to leases at the dates and for the years indicated.

	As of June 30,
(In Thousands)	2025	2024
Consolidated Statements of Condition:

Operating Leases:
Premises and equipment - Operating lease right of use assets	$1,651	$1,356
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,682	$1,407

Finance Leases:
Premises and equipment at cost	$84	$—
Accumulated amortization	(9)	—
Premises and equipment - Finance lease right-of-use assets	$75	$—

Borrowings - Finance lease liabilities	$73	$—

	Year Ended June 30,
	2025	2024
Consolidated Statements of Operations:

Operating lease expense:
Premises and occupancy expenses from operating leases(1)	$685	$789
Equipment expenses from operating leases(1)	74	138
Total operating lease expense	759	927

Finance lease expense:
Equipment expenses from finance leases(1)	13	—
Interest on finance lease liabilities	2	—
Total finance lease expense	15	—

Total lease expense	$774	$927
(1) Includes immaterial variable lease costs.

	Year Ended June 30,
	2025	2024
Consolidated Statements of Cash Flows:
Operating cash used for operating leases, net	$765	$884
Operating cash used for finance leases, net	$5	$—
Financing cash used for finance leases, net	$11	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$979	$68
Finance leases	$84	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of June 30, 2025:

	Operating Leases	Finance Leases
	Amount(1)	Amount(1)
Year Ending June 30,	(In Thousands)	(In Thousands)
2026	$695	$30
2027	506	30
2028	436	17
2029	141	—
2030	11	—
Thereafter	—	—
Total contract lease payments	$1,789	$77

Total liability to make lease payments	$1,682	$73
Difference in undiscounted and discounted future lease payments	$107	$4
Weighted average discount rate	3.88%	4.50%
Weighted average remaining lease term (years)	2.9	2.6

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 5: Premises and Equipment

Premises and equipment at June 30, 2025 and 2024 consisted of the following:

	June 30,
(In Thousands)	2025	2024
Land	$2,853	$2,853
Buildings	10,182	10,136
Leasehold improvements	3,440	4,065
Furniture and equipment	5,715	5,458
Automobiles	168	149
Operating lease right of use assets (1)	1,651	1,356
Finance lease right of use assets (1)	75	—
	24,084	24,017
Less accumulated depreciation and amortization	(14,760)	(14,704)
Total premises and equipment, net	$9,324	$9,313

(1)	Net of accumulated amortization.

For both fiscal years ended June 30, 2025 and 2024, the depreciation and amortization expense was $1.6 million.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 6: Deposits

Deposits at June 30, 2025 and 2024 consisted of the following:

	June 30, 2025		June 30, 2024
(Dollars in Thousands)	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – noninterest-bearing	—	$83,566	—	$95,627
Checking deposits – interest-bearing(1)	0.00% - 0.20%	240,597	0.00% - 0.20%	254,624
Savings deposits(1)	0.00% - 4.64%	230,610	0.00% - 4.64%	238,878
Money market deposits(1)	0.00% - 2.96%	21,703	0.00% - 4.64%	25,324
Time deposits:
$250 and under(1)(2)	0.00% - 5.15%	221,475	0.00% - 5.35%	226,110
Over $250	0.12% - 4.83%	90,821	0.10% - 5.12%	47,785
Total deposits(3)		$888,772		$888,348
Weighted average interest rate on deposits		1.34%		1.29%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.
(2)	Includes brokered certificates of deposit of $131.0 million and $131.8 million at June 30, 2025 and 2024, respectively.
(3)	Includes uninsured deposits of approximately $158.7 million (of which $53.8 million are collateralized) and $122.7 million (of which $9.0 million are collateralized) at June 30, 2025 and 2024, respectively.

The aggregate annual maturities of time deposits at June 30, 2025 and 2024 were as follows:

	June 30,
(In Thousands)	2025	2024
One year or less	$278,268	$245,713
Over one to two years	25,264	19,604
Over two to three years	3,019	3,779
Over three to four years	2,058	1,896
Over four to five years	3,339	1,649
Over five years	348	1,254
Total time deposits	$312,296	$273,895

Interest expense on deposits for the years indicated is summarized as follows:

	Year Ended June 30,
(In Thousands)	2025	2024
Checking deposits – interest-bearing	$105	$118
Savings deposits	500	313
Money market deposits	85	172
Time deposits	10,536	9,063
Total interest expense on deposits	$11,226	$9,666

At June 30, 2025, the Bank had related party deposits of approximately $8.0 million, compared to $6.3 million at June 30, 2024. At June 30, 2025 and 2024, deposits with negative balances (i.e. overdrafts) that were reclassified to loans held for investment totaled $17,000 and $24,000, respectively. The Bank generally is required to maintain reserve balances with the FRB, however, effective March 26, 2020, the FRB lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent, as such there was no required reserve balance at June 30, 2025 and 2024.

Note 7: Borrowings

As of June 30, 2025, the Bank’s FHLB – San Francisco maximum borrowing capacity was approximately $504.1 million, which is limited to 40% of total assets reported on the Bank’s March 31, 2025 Call Report. This borrowing capacity was collateralized by pledges of certain real estate loans with an aggregate loan balance of $734.4 million and investment

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

securities of $4.7 million. As of June 30, 2025, the Bank’s borrowings from the FHLB – San Francisco were $213.0 million, with varying maturity dates through the year 2028. In addition, the Bank utilizes its borrowing facility for letters of credit and for the Mortgage Partnership Finance (“MPF”) program credit enhancement. The outstanding letters of credit were $8.5 million and the outstanding MPF credit enhancement was $216,000 at June 30, 2025. As of June 30, 2025, the remaining borrowing capacity with the FHLB – San Francisco was $282.3 million.

As of June 30, 2024, the Bank’s FHLB – San Francisco maximum borrowing capacity was approximately $516.0 million, which is limited to 40% of total assets reported on the Bank’s quarterly Call Report. This borrowing capacity was collateralized by pledges of certain real estate loans with an aggregate loan balance of $774.1 million and investment securities of $3.9 million. As of June 30, 2024, the Bank’s borrowings from the FHLB – San Francisco were $238.5 million, with varying maturity dates through the calendar year 2028. In addition, the Bank utilizes its borrowing facility for letters of credit and for the MPF program credit enhancement. The outstanding letters of credit were $16.0 million and the outstanding MPF credit enhancement was $216,000 at June 30, 2024. As of June 30, 2024, the remaining borrowing capacity with FHLB – San Francisco was $261.3 million.

In addition, as of June 30, 2025 and 2024, the Bank had $142.5 million and $208.6 million of borrowing capacity available from the discount window facility at the FRB of San Francisco, respectively, collateralized by investment securities of $24.8 million and $126.6 million, and loans held for investment of $227.0 million and $178.6 million, respectively. As of both June 30, 2025 and 2024, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity on March 31, 2026. As of both June 30, 2025 and 2024, there were no outstanding borrowings under the discount window facility or the federal funds facility.

Borrowings at June 30, 2025 and 2024 consisted of the following:

	June 30,
(In Thousands)	2025	2024

FHLB - San Francisco advances	$213,000	$238,500
Other borrowings on finance leases	73	—
Total borrowings	$213,073	$238,500

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock. At both June 30, 2025 and 2024, the Bank held a stock investment of $9.6 million, with no excess capital stock.

During fiscal 2025, the Bank did not purchase any FHLB – San Francisco capital stock; while during fiscal 2024, the Bank purchased $63,000 of FHLB - San Francisco capital stock. In fiscal 2025 and 2024, the FHLB – San Francisco distributed $835,000 and $793,000 of cash dividends, respectively, to the Bank.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2025	2024

Balance outstanding at the end of year:
FHLB - San Francisco advances	$213,000	$238,500
Other borrowings on finance leases	$73	$—

Weighted average rate at the end of year:
FHLB - San Francisco advances	4.59%	4.88%
Other borrowings on finance leases	4.50%	—%

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$249,500	$242,500
Other borrowings on finance leases	$84	$—

Average short-term borrowings during the year with respect to:(1)
FHLB - San Francisco advances	$121,888	$127,506

Weighted average short-term borrowing rate during the year with respect to:(1)
FHLB - San Francisco advances	4.56%	4.70%

(1)	Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2025 and 2024 were as follows:

	June 30,
(Dollars in Thousands)	2025	2024
Within one year	$163,000	$145,500
Over one to two years	35,000	68,000
Over two to three years	5,073	10,000
Over three to four years	10,000	5,000
Over four to five years	—	10,000
Over five years	—	—
Total borrowings	$213,073	$238,500
Weighted average interest rate	4.59%	4.88%

Note 8: Income Taxes

ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there were no unrecognized tax benefits to be reported in the Corporation’s consolidated financial statements for the fiscal years ended June 30, 2025 and 2024.

Under GAAP, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Corporation’s effective tax rate may differ from the estimated statutory tax rates described above due to discrete items such as further adjustments to net deferred tax assets and liabilities, excess tax benefits derived from stock option exercises and non-taxable earnings from bank owned life insurance, among other items.

Under the asset and liability method of accounting for income taxes, deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The provision for income taxes for the years indicated consisted of the following:

	Year Ended June 30,
(In Thousands)	2025	2024

Current:
Federal	$709	$2,161
State	479	1,278
	1,188	3,439
Deferred:
Federal	948	(238)
State	482	(165)
	1,430	(403)
Provision for income taxes	$2,618	$3,036

The Corporation’s tax expense from non-qualified stock-based compensation recognized in the Consolidated Statements of Operations in connection with the adoption of ASU 2016-09 for fiscal 2025 and 2024 was $2,000 and $0, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the years indicated:

	Year Ended June 30,
	2025		2024
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$1,863	21.00%	$2,181	21.00%
State income tax, net of federal income tax benefit	759	8.55%	880	8.48%
Changes in taxes resulting from:
Bank-owned life insurance	(39)	(0.44)%	(39)	(0.38)%
Non-deductible expenses	28	0.31%	12	0.12%
Non-deductible stock-based compensation	2	0.02%	—	—%
Shortfall on stock-based compensation	1	0.02%	—	—%
Return to provision adjustment	2	0.03%	(1)	(0.01)%
Other	2	0.02%	3	0.02%
Effective income tax	$2,618	29.51%	$3,036	29.23%

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Deferred tax (liabilities) assets at June 30, 2025 and 2024 by jurisdiction were as follows:

	June 30,
(In Thousands)	2025	2024

Deferred taxes - federal	$(551)	$404
Deferred taxes - state	(281)	202
Total deferred tax (liabilities) assets	$(832)	$606

Net deferred tax (liabilities) assets at June 30, 2025 and 2024 were comprised of the following:

	June 30,
(In Thousands)	2025	2024

Loss reserves	$2,163	$2,387
Non-accrued interest	146	175
Deferred compensation	1,520	2,388
Accrued vacation	197	187
Depreciation	239	174
State tax	179	203
Unrealized loss on investment securities	—	4
Lease liability	536	448
Other	258	208
Total deferred tax assets	5,238	6,174

FHLB - San Francisco stock dividends	(645)	(645)
Prepaid expenses	(66)	(39)
Unrealized gain on investment securities	(6)	—
Unrealized gain on interest-only strips	(2)	(3)
Unrealized gain on other equity investments	(232)	—
Right-of-use asset	(526)	(432)
Deferred loan costs, net	(4,593)	(4,449)
Total deferred tax liabilities	(6,070)	(5,568)
Net deferred tax (liabilities) assets	$(832)	$606

The net deferred tax assets were included in prepaid expenses and other assets, while the net deferred tax liabilities were included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition. The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more-likely-than-not criteria that such assets will be realized principally through future taxable income or expense. This criteria takes into account the actual earnings and the estimates of future profitability. The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At June 30, 2025 and 2024, the Corporation had no federal and state net tax loss carryforwards. Based on management’s consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2025 and 2024 and management believes it is more likely than not the Corporation will realize its deferred tax assets (liabilities).

Retained earnings at June 30, 2025 and 2024 include approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million has not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

The Corporation files income tax returns for the United States and California jurisdictions. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board (“CFTB”) has audited the

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Bank through 1990. Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the CFTB completed a review of the Corporation’s income tax returns for fiscal 2009 and 2010. Fiscal years 2023 and thereafter remain subject to federal examination, while the California state tax returns for fiscal years 2022 and thereafter are subject to examination by state taxing authorities. In April 2025, the CFTB initiated a tax examination of the Corporation’s returns for fiscal years 2021 and 2022. As of June 30, 2025, all requested documents have been provided to the CFTB, and the Corporation is currently in discussions regarding the potential outcome of this examination. While the Corporation believes that its tax positions are fully supported, any adjustment resulting from ongoing audits or reviews could have a material impact on its financial position, results of operations, or cash flows. The Corporation continues to evaluate the potential outcomes of the audits and related exposure to uncertain tax positions.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense. For the fiscal years ended June 30, 2025 and 2024, there were no tax penalties and no interest charges arising from federal or state taxes.

Note 9: Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. These capital regulations define the types of capital that qualify for meeting these requirements. Failure to meet the minimum capital requirements may trigger certain mandatory actions, and possibly additional discretionary actions, by regulators. Such actions, if taken, could materially affect the Corporation’s financial condition and results of operations. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must comply with specific capital guidelines that are based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. Additionally, the Bank’s capital amounts and classification are subject to qualitative assessments by regulators, who evaluate factors such as component composition, risk weightings, and other relevant considerations.

For a bank holding company such as the Corporation with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis. The FRB expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Corporation was subject to regulatory guidelines for bank holding companies at June 30, 2025, it would have exceeded all regulatory capital requirements.

The Bank is subject to capital regulations that establish minimum required capital ratios for Tier 1 leverage, common equity Tier 1 (“CET1”), Tier 1 risk-based and total risk-based capital. Additionally, a capital conservation buffer of 2.5% is required above the minimum capital ratios for the CET1, Tier 1 risk-based, and total risk-based capital ratios. Failure to maintain a minimum capital conservation buffer of 2.5% may result in limitations on the Corporation’s ability to pay dividends, engage in share repurchases, and pay discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of June 30, 2025
Tier 1 leverage capital (to adjusted average assets)	$125,198	10.11%	$49,536	4.00%	$61,921	5.00%
CET1 capital (to risk-weighted assets)	$125,198	19.50%	$44,941	7.00%	$41,731	6.50%
Tier 1 capital (to risk-weighted assets)	$125,198	19.50%	$54,571	8.50%	$51,361	8.00%
Total capital (to risk-weighted assets)	$131,654	20.51%	$67,411	10.50%	$64,201	10.00%

As of June 30, 2024(2)
Tier 1 leverage capital (to adjusted average assets)	$126,601	10.02%	$50,555	4.00%	$63,194	5.00%
CET1 capital (to risk-weighted assets)	$126,601	19.29%	$45,934	7.00%	$42,653	6.50%
Tier 1 capital (to risk-weighted assets)	$126,601	19.29%	$55,777	8.50%	$52,496	8.00%
Total capital (to risk-weighted assets)	$133,723	20.38%	$68,900	10.50%	$65,620	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.
(2)	The Bank elected to recognize the full $824 thousand adjustment to retained earnings resulting from the adoption of CECL on July 1, 2023 rather than electing the permissible three-year phase-in option.

At June 30, 2025, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at June 30, 2025 under the regulations of the Office of the Comptroller of the Currency (“OCC”).

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

Generally, savings institutions, such as the Bank, that are well-capitalized before and after the proposed distribution may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision or classified as troubled condition by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed the net income-based limitations, it must obtain the FRB’s and OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a capital distribution with the FRB and OCC. The FRB or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the Qualified Thrift Lender test. In fiscal 2025 and 2024, the Bank declared and paid cash dividends of $9.0 million and $7.0 million, respectively, to its parent, Provident Financial Holdings.

Note 10: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3% of a participants’ pretax

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service. The Corporation’s expense for the plan was approximately $276,000 and $303,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer. In addition, the Corporation has a transition agreement with the previous executive officer (currently the non-executive Chairman of the Board of Directors). At June 30, 2025 and 2024, the accrued liabilities of the post-retirement compensation agreements were $3.3 million and $5.7 million, respectively, with any costs (or recoveries)  being accrued and expensed quarterly. In July 2024, the Corporation paid the post-retirement compensation benefit to the previous executive officer. For fiscal 2025 and 2024, the accrued expense (or recovery) for these liabilities was $178,000 and $85,000, respectively. The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation. The Corporation invests in BOLI to provide sufficient funding for these post-retirement obligations. As of June 30, 2025 and 2024, the total outstanding cash surrender value of the BOLI was $8.7 million and $8.6 million, respectively. For fiscal 2025 and 2024, total BOLI non-taxable income, net of mortality cost, was $184,000 and $186,000, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Corporation established an ESOP on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. The Corporation's contribution to the ESOP plan is discretionary. During fiscal 2025 and 2024, there were 40,000 shares for each year that were purchased in the open market to fulfill the annual discretionary allocation. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

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

The net expense related to the ESOP for the fiscal years ended June 30, 2025 and 2024, was $592,000 and $540,000, respectively. Shares and cash contributions, if any, are allocated at the end of each calendar year. For the calendar years 2024 and 2023, the total ESOP allocation was 40,000 shares for each period.

Note 11: Incentive Plans

As of June 30, 2025, the Corporation had four share-based compensation plans: the 2022 Equity Incentive Plan (“2022 Plan”); the 2013 Equity Incentive Plan (“2013 Plan”); the 2010 Equity Incentive Plan (“2010 Plan”); and the 2006 Equity Incentive Plan (“2006 Plan”), collectively, the “Plans”. For the fiscal years ended June 30, 2025 and 2024, the compensation cost for the Plans was $543,000 and $240,000, respectively.

Equity Incentive Plans. The Corporation established the Plans, which were all approved by shareholders for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary. The 2022 Plan authorizes 175,000 stock options and 200,000 shares of restricted stock. The 2022 Plan also provides that no person may be granted more than 35,000 stock options or 30,000 shares of restricted stock in any one year. The 2013 Plan authorizes 300,000 stock options and 300,000 shares of restricted stock. The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorized 586,250 stock options and 288,750 shares of restricted stock. The 2006 Plan authorized 365,000 stock options and 185,000 shares of restricted stock. As of June 30, 2025, equity awards may be granted only from the 2022 Plan, while no new equity awards can be granted from the 2013 Plan, 2010 Plan and 2006 Plan.

Equity Incentive Plans - Stock Options. Under the Plans, options may not be granted at a price not less than the fair market value at the date of the grant. Options typically vest over a five-year or shorter period as long as the director,

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

advisory director, director emeritus, officer or employee remains in service to the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

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

	Fiscal 2025	Fiscal 2024
Expected volatility	23.4% - 23.6%	21.6% - 22.9%
Weighted average volatility	23.5%	22.5%
Expected dividend yield	3.4% - 3.7%	4.5%
Expected term (in years)	7.3	7.4
Risk-free interest rate	4.3% - 4.5%	4.3%

As of June 30, 2025 and 2024, there were 45,000 options and 77,000 options available for future grants under the 2022 Plan, respectively.

The following tables summarize the stock option activity in the Plans during the fiscal years ended June 30, 2025 and 2024.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)
Outstanding at June 30, 2023	434,500	$16.04
Granted	98,000	$12.44
Exercised	—	$—
Forfeited	(5,000)	$14.52
Expired	(47,500)	$15.71
Outstanding at June 30, 2024	480,000	$15.35	3.29	$—
Vested and expected to vest at June 30, 2024	475,950	$16.36	3.25	$—
Exercisable at June 30, 2024	355,000	$16.18	1.14	$—

Outstanding at June 30, 2024	480,000	$15.35
Granted	32,000	$15.72
Exercised	—	$—
Forfeited	(41,000)	$19.31
Expired	(242,000)	$14.59
Outstanding at June 30, 2025	229,000	$15.51	6.99	$20
Vested and expected to vest at June 30, 2025	226,450	$15.51	7.00	$18
Exercisable at June 30, 2025	82,000	$19.10	3.87	$10

As of June 30, 2025 and 2024, there was $266,000 and $231,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans. The expense is expected to be recognized over a weighted average period of 3.7 years and 3.5 years, respectively. The forfeiture rate during both fiscal 2025 and 2024 was 15%, and was calculated by using the historical forfeiture experience of all fully vested stock option grants which is reviewed annually.

Equity Incentive Plans – Restricted Stock. Awarded shares typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation. Once vested, a

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends. The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

As of June 30, 2025 and 2024, there were 74,000 shares and 69,000 shares available for future awards under the 2022 Plan, respectively.

The following table summarizes the restricted stock activity for the fiscal years ended June 30, 2025 and 2024.

		Weighted Average
		Award Date
Unvested Shares	Shares	Fair Value
Unvested at June 30, 2023	51,000	$12.95
Awarded	131,000	$11.08
Vested	(2,000)	$12.09
Forfeited	(3,350)	$12.95
Unvested at June 30, 2024	176,650	$11.57
Expected to vest at June 30, 2024	150,153	$11.57

Unvested at June 30, 2024	176,650	$11.57
Awarded	17,500	$14.13
Vested	(23,825)	$12.95
Forfeited	(25,675)	$11.29
Unvested at June 30, 2025	144,650	$11.70
Expected to vest at June 30, 2025	122,953	$11.70

As of June 30, 2025 and 2024, the unrecognized compensation expense was $1.3 million and $1.8 million, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity. This expense is expected to be recognized over a weighted average period of 2.8 years and 3.5 years, respectively. Similar to stock options, a forfeiture rate of 15% was applied to the restricted stock compensation expense calculations in both fiscal 2025 and 2024, respectively. For the fiscal years ended June 30, 2025 and 2024, the fair value of shares vested and distributed was $315,000 and $24,000, respectively.

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

As of June 30, 2025 and 2024, there were outstanding options to purchase 229,000 shares and 480,000 shares of the Corporation’s common stock, of which 99,000 shares and 382,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2025 and 2024, there were outstanding restricted stock awards of 144,650 shares and 176,650 shares, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables provide the basic and diluted EPS computations for the fiscal years ended June 30, 2025 and 2024.

	For the Year Ended June 30, 2025
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$6,255	6,716,086	$0.93
Effect of dilutive shares:
Stock options		6,195
Restricted stock		38,681
Diluted EPS	$6,255	6,760,962	$0.93

	For the Year Ended June 30, 2024
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$7,351	6,942,918	$1.06
Effect of dilutive shares:
Stock options		76
Restricted stock		16,149
Diluted EPS	$7,351	6,959,143	$1.06

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

The Corporation conducts a portion of its operations in leased facilities and has maintenance contracts under non-cancelable agreements classified as operating or finance leases, which include leases recorded under ASC 842 on liabilities for future lease obligations as well as assets representing the right-to-use the underlying leased assets (See Note 4 of the Notes to Consolidated Financial Statements).

The following is a schedule of the Corporation’s lease and operating commitments:

Amount
Year Ending June 30,	(In Thousands)

2026	$2,141
2027	1,153
2028	641
2029	141
2030	11
Thereafter	—
Total minimum payments required	$4,087

For the fiscal years ended June 30, 2025 and 2024, the lease and operating commitment expense was approximately $2.9 million and $2.3 million, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its business activities. Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading. In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered. During fiscal 2025 and 2024, the Bank did not repurchase any loans. As of June 30, 2025 and 2024, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $17,000 and $18,000, respectively. In addition, the Bank maintained a recourse liability of $6,000 and $8,000, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

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

Note 14: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of June 30, 2025 and 2024, the Corporation had commitments to extend credit on loans to be held for investment of $6.1 million and $9.4 million, respectively.

The following table provides information at the dates indicated regarding undisbursed loan funds, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below:

	June 30,
Commitments	2025	2024
(In Thousands)
Undisbursed loan funds – Construction loans	$529	$435
Undisbursed loan funds – Single-family loans(1)	53	—
Undisbursed lines of credit – Mortgage loans	8	—
Undisbursed lines of credit – Commercial business loans	2,208	2,936
Undisbursed lines of credit – Consumer loans	320	341
Commitments to extend credit on loans to be held for investment	6,061	9,387
Total	$9,179	$13,099

(1)	Consists of undisbursed loan funds of previously reported construction loans that were converted to single-family loans based on their contractual terms.

Note 15: Fair Value of Financial Instruments

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option pursuant to ASC 825, “Financial Instruments” on single-family loans originated for sale. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 825 permits entities to

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “Fair Value Option”) at specified election dates. At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected. The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Corporation elected the fair value option on loans held for investment that were previously originated for sale, as well as for other equity investments.

The following table describes the difference at the dates indicated between the fair value and the unpaid loan principal balance and other equity investment base cost:

			Net
		Unpaid Principal	Unrealized
(In Thousands)	Fair Value	or Base Cost	(Loss) Gain
As of June 30, 2025:
Loans held for investment, at fair value	$1,018	$1,158	$(140)
Other equity investments, at fair value	$730	$—	$730

As of June 30, 2024:
Loans held for investment, at fair value	$1,047	$1,200	$(153)
Other equity investments, at fair value	$540	$—	$540

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Loans with individually evaluated allowances that are recorded at fair value on a nonrecurring basis are loans which are inadequately protected by the current sound worth and paying capacity of the borrowers or of the collateral pledged. These loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. The fair value of a loan with an individually evaluated allowance is determined based on the discounted cash flow or current appraised value of the underlying collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the collateral. For commercial real estate loans with an individually evaluated allowance, the fair value is derived from the appraised value of its collateral. Loans with an individually evaluated allowance are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above (Level 3). This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the ACL. These adjustments to the estimated fair value of loans with an individually evaluated allowance may result in increases or decreases to the provision for (recovery of) credit losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,082	$—	$1,082
U.S. government sponsored enterprise MBS	—	446	—	446
Private issue CMO	—	—	79	79
Investment securities - available for sale	—	1,528	79	1,607

Loans held for investment, at fair value	—	—	1,018	1,018
Other equity investments, at fair value	—	730	—	730
Interest-only strips	—	—	6	6
Total assets	$—	$2,258	$1,103	$3,361

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,208	$—	$1,208
U.S. government sponsored enterprise MBS	—	553	—	553
Private issue CMO	—	—	88	88
Investment securities - available for sale	—	1,761	88	1,849

Loans held for investment, at fair value	—	—	1,047	1,047
Other equity investments, at fair value	—	540	—	540
Interest-only strips	—	—	8	8
Total assets	$—	$2,301	$1,143	$3,444

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables provide a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2024	$88	$1,047	$8	$1,143
Total gains or losses (realized/unrealized):
Included in earnings	—	13	—	13
Included in other comprehensive income (loss)	3	—	(2)	1
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(12)	(42)	—	(54)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2025	$79	$1,018	$6	$1,103

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2023	$102	$1,312	$9	$1,423
Adjustment due to ASC 326 CECL adoption	—	28	—	28
Total gains or losses (realized/ unrealized):
Included in earnings	—	(10)	—	(10)
Included in other comprehensive income (loss)	(1)	—	(1)	(2)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(13)	(283)	—	(296)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2024	$88	$1,047	$8	$1,143

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	$—	$—	$88	$88
Total	$—	$—	$88	$88

	Fair Value Measurement at June 30, 2024 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans with individually evaluated allowance	$—	$—	$695	$695
Mortgage servicing assets	—	—	87	87
Total	$—	$—	$782	$782

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2025:

					Impact to
	Fair Value				Valuation
	As of				from an
	June 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2025	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$79	Market comparable pricing	Comparability adjustment	(1.2%) - 0.4% (0.1%)	Increase

Loans held for investment, at fair value	$1,018	Relative value analysis	Broker quotes	87.8% - 89.6% (88.9%) of par	Increase
			Credit risk factor	0.9% - 1.1% (1.0%)	Decrease

MSAs	$88	Discounted cash flow	Prepayment rate (CPR)	5.7% - 60.0% (10.8%)	Decrease
			Discount rate	9.0% - 10.5% (9.0%)	Decrease

Interest-only strips	$6	Discounted cash flow	Prepayment rate (CPR)	9.0% - 19.6% (15.2%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment rates, discount rates and broker quotes, among others. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the fiscal year ended June 30, 2025, there were no significant changes to the Corporation's valuation techniques and inputs that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2025 and 2024 were as follows:

	June 30, 2025
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,044,727	$996,332	$—	$—	$996,332
Investment securities - held to maturity	$109,399	$99,126	$—	$99,126	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,772	$889,115	$—	$889,115	$—
Borrowings	$213,073	$213,505	$—	$213,505	$—

	June 30, 2024
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,051,932	$973,453	$—	$—	$973,453
Investment securities - held to maturity	$130,051	$114,393	$—	$114,393	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,348	$888,527	$—	$888,527	$—
Borrowings	$238,500	$237,691	$—	$237,691	$—

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

different estimate of fair value at the reporting date. For the fiscal year ended June 30, 2025, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the fiscal years ended June 30, 2025 and 2024:

	Year Ended June 30,
Type of Services	2025	2024
(In Thousands)
Loan servicing and other fees(1)	$419	$337
Deposit account fees	1,112	1,154
Card and processing fees	1,265	1,384
Other(2)	735	1,066
Total non-interest income	$3,531	$3,941

(1)	Not within the scope of ASC 606.
(2)	Includes income on BOLI of $184 thousand and $186 thousand, net loss on sale of loans of $60 thousand and $66 thousand and net unrealized gain on other equity investments of $190 thousand and $540 for the fiscal years ended June 30, 2025 and 2024, respectively, which are not within the scope of ASC 606.

For the fiscal years ended June 30, 2025 and 2024, substantially all the Corporation’s revenues within the scope of ASC 606 were for performance obligations satisfied at a specified date.

Revenue recognized within the scope of ASC 606:

Deposit account fees: Fees are earned on the Bank's deposit accounts for various products offered to or services performed for the Bank's customers. These fees include business account fees, non-sufficient fund fees, ATM fees and others. Fees are recognized concurrently with the related event and are recorded on a daily, monthly, quarterly or annual basis, depending on the type of service.

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

Other fees: Includes asset management fees, stop payment fees, wire services fees, safe deposit box fees and other fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided and when the portfolio values can be determined or reasonably estimated at the end of each month. These fees are recognized concurrently with the related event and are recorded on daily, monthly, quarterly or annual basis, depending on the type of services.

Note 17: Segment Reporting

The Corporation operates as a single reportable segment, providing a broad range of banking and financial services to individuals, businesses, and institutional clients. These services include primarily commercial and consumer lending, deposit products, and to a lesser extent, loan servicing and wealth management services. The commercial and consumer lending primarily consists of single-family, multi-family and commercial real estate mortgage lending and, to a lesser extent, construction, commercial business, other mortgage and consumer lending. The Corporation’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM relies on the Senior Management Committee, which includes the Senior Vice President – Chief Financial Officer, Senior Vice President – Chief Lending Officer, Senior Vice President – Retail Banking, Senior Vice President – Single Family, and others, to provide detailed financial and operational reports. The CODM regularly evaluates the financial performance of the Corporation and allocates resources accordingly. Key financial performance metrics used by the CODM include net interest income, provision for (recovery of) credit losses, non-interest income, non-interest expenses, net income, diluted earnings per share, return on average assets, return on average equity, net interest margin, efficiency ratio, loans held for investment and deposit balance growth, loans held for investment as a percentage of total deposits, core deposits as a percentage of total deposits, Tier 1 leverage capital ratio, non-performing assets as a percentage of loans held for investment, among others.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the financial performance measures that the CODM reviews as of or for the period indicated:

	At or For the Year Ended June 30,
(In Thousands, Except Per Share Information)	2025	2024

Interest income	$56,624	$54,730
Interest expense	21,155	19,807
Net interest income	35,469	34,923
Recovery of credit losses	(666)	(63)
Net interest income, after recovery of credit losses	36,135	34,986
Non-interest income	3,531	3,941
Non-interest expense	30,793	28,540
Income before taxes	8,873	10,387
Provision for income taxes	2,618	3,036
Net income	$6,255	$7,351

Diluted earnings per share	$0.93	$1.06
Return on average assets	0.50%	0.57%
Return on average equity	4.79%	5.62%
Net interest margin	2.93%	2.78%
Efficiency ratio	78.96%	73.44%
Loans held for investment growth	(0.69)%	(2.29)%
Deposit growth	0.05%	(6.55)%
Loans held for investment as a percentage of total deposits	117.66%	118.53%
Core deposits as a percentage of total deposits	64.86%	69.17%
Tier 1 leverage capital ratio	10.11%	10.02%
Non-performing assets as a percentage of total assets	0.11%	0.20%

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the Condensed Statements of Financial Condition for Provident Financial Holdings (Holding Company only) as of June 30, 2025, and 2024 and Condensed Statements of Operations and Cash Flows for the fiscal years ended June 30, 2025 and 2024.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2025	2024

Assets
Cash and cash equivalents	$3,367	$3,385
Investment in subsidiary	125,226	126,601
Other assets	65	64
	$128,658	$130,050

Liabilities and Stockholders’ Equity
Other liabilities	$113	$109
Stockholders’ equity	128,545	129,941
	$128,658	$130,050

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2025	2024

Dividend from the Bank	$9,000	$7,000
Interest and other income	2	2
Total income	9,002	7,002

General and administrative expenses	1,147	1,294
Earnings before income taxes and equity in undistributed earnings of the Bank	7,855	5,708

Income tax benefit	(338)	(382)
Earnings before equity in undistributed earnings of the Bank	8,193	6,090

Equity in undistributed earnings of the Bank	(1,938)	1,261
Net income	$6,255	$7,351

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2025	2024

Cash flow from operating activities:
Net income	$6,255	$7,351
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	1,938	(1,261)
(Increase) decrease in other assets	(1)	3
Increase in other liabilities	4	43
Net cash provided by operating activities	8,196	6,136

Cash flow from financing activities:
Treasury stock purchases	(4,448)	(2,601)
Cash dividends	(3,766)	(3,887)
Net cash used for financing activities	(8,214)	(6,488)
Net decrease in cash during the year	(18)	(352)
Cash and cash equivalents at beginning of year	3,385	3,737
Cash and cash equivalents at end of year	$3,367	$3,385

Note 19: Subsequent Events

On July 24, 2025, the Corporation announced that the Provident Financial Holdings Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of Provident Financial Holdings common stock at the close of business on August 14, 2025 are entitled to receive the cash dividend, payable on September 4, 2025.

************