Form 10-Q
period 2025-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2025-11-07
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2025

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2025, there were 6,474,230 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and June 30, 2025	1
	Condensed Consolidated Statements of Operations for the Quarters ended September 30, 2025 and 2024	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters ended September 30, 2025 and 2024	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters ended September 30, 2025 and 2024	4
	Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2025 and 2024	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	36
	Safe-Harbor Statement	37
	Critical Accounting Estimates	38
	Executive Summary and Operating Strategy	39
	Commitments and Derivative Financial Instruments	40
	Comparison of Financial Condition at September 30, 2025 and June 30, 2025	40
	Comparison of Operating Results for the Quarters ended September 30, 2025 and 2024	42
	Asset Quality	49
	Loan Volume Activities	51
	Liquidity and Capital Resources	51
	Supplemental Information	53

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	53

ITEM 4 -	Controls and Procedures	58

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	58
ITEM 1A -	Risk Factors	59
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	59
ITEM 3 -	Defaults Upon Senior Securities	59
ITEM 4 -	Mine Safety Disclosures	59
ITEM 5 -	Other Information	59
ITEM 6 -	Exhibits	60

SIGNATURES		61

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share and Per Share Information

	September 30,	June 30,
	2025	2025
Assets
Cash and cash equivalents	$49,407	$53,090
Investment securities - held to maturity, at cost with no allowance for credit losses	103,877	109,399
Investment securities - available for sale, at fair value	1,544	1,607
Loans held for investment, net of allowance for credit losses of $5.8 million and $6.4 million, respectively; includes $1.0 million and $1.0 million of loans held at fair value, respectively; $732.9 million and $734.4 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $221.4 million and $227.0 million pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,041,776	1,045,745
Accrued interest receivable	4,180	4,215
FHLB - San Francisco stock and other equity investments, includes $702 and $730 of other equity investments at fair value, respectively	10,270	10,298
Premises and equipment, net	8,992	9,324
Prepaid expenses and other assets	10,761	11,935

Total assets	$1,230,807	$1,245,613

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$79,007	$83,566
Interest-bearing deposits	795,832	805,206
Total deposits	874,839	888,772

Borrowings	213,066	213,073
Accounts payable, accrued interest and other liabilities	14,532	15,223
Total liabilities	1,102,437	1,117,068

Commitments and Contingencies (Notes 6 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (40,000,000 and 40,000,000 shares authorized, 18,229,615 and 18,229,615 shares issued, and 6,511,011 and 6,577,718 shares outstanding, respectively)	183	183
Additional paid-in capital	99,306	99,149
Retained earnings	213,163	212,403
Treasury stock at cost (11,718,604 and 11,651,897 shares, respectively)	(184,300)	(183,207)
Accumulated other comprehensive income, net of tax	18	17

Total stockholders’ equity	128,370	128,545

Total liabilities and stockholders’ equity	$1,230,807	$1,245,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended
	September 30,
	2025	2024
Interest income:
Loans receivable, net	$13,131	$13,023
Investment securities	430	482
FHLB - San Francisco stock and other equity investments	211	210
Interest-earning deposits	374	360
Total interest income	14,146	14,075

Interest expense:
Checking and money market deposits	51	53
Savings deposits	171	112
Time deposits	2,764	2,659
Borrowings	2,230	2,635
Total interest expense	5,216	5,459

Net interest income	8,930	8,616
Recovery of credit losses	(626)	(697)
Net interest income, after recovery of credit losses	9,556	9,313

Non-interest income:
Loan servicing and other fees	146	104
Deposit account fees	265	298
Card and processing fees	302	320
Other	100	177
Total non-interest income	813	899

Non-interest expense:
Salaries and employee benefits	4,770	4,633
Premises and occupancy	947	951
Equipment	406	343
Professional	414	426
Sales and marketing	148	173
Deposit insurance premium and regulatory assessments	165	183
Other	784	814
Total non-interest expense	7,634	7,523

Income before income taxes	2,735	2,689
Provision for income taxes	1,054	789
Net income	$1,681	$1,900

Basic earnings per share	$0.26	$0.28
Diluted earnings per share	$0.25	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended
	September 30,
	2025	2024
Net income	$1,681	$1,900

Change in unrealized holding income on securities available for sale and interest-only strips	1	24
Income tax expense	—	(7)
Other comprehensive income	1	17
Total comprehensive income	$1,682	$1,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended September 30, 2025 and 2024:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2025	6,577,718	$183	$99,149	$212,403	$(183,207)	$17	$128,545

Net income				1,681			1,681
Other comprehensive income						1	1
Purchase of treasury stock	(66,707)				(1,059)		(1,059)
Forfeiture of restricted stock			34		(34)		—
Amortization of restricted stock			103				103
Stock options expense			20				20
Cash dividends(1)				(921)			(921)

Balance at September 30, 2025	6,511,011	$183	$99,306	$213,163	$(184,300)	$18	$128,370

(1)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2025.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2024	6,847,821	$183	$98,532	$209,914	$(178,685)	$(3)	$129,941

Net income				1,900			1,900
Other comprehensive income						17	17
Purchase of treasury stock(1)	(102,399)				(1,464)		(1,464)
Distribution of restricted stock	23,825						—
Forfeiture of restricted stock			6		(6)		—
Amortization of restricted stock			155				155
Stock options expense			18				18
Cash dividends(2)				(961)			(961)

Balance at September 30, 2024	6,769,247	$183	$98,711	$210,853	$(180,155)	$14	$129,606

(1)	Includes 8,758 shares acquired upon vesting of restricted stock in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,681	$1,900
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	810	902
Recovery of credit losses	(626)	(697)
Net unrealized loss (gain) on other equity investments	28	(25)
Stock-based compensation	123	173
Provision for deferred income taxes	272	626
Decrease in accounts payable, accrued interest and other liabilities	(997)	(1,009)
Decrease in prepaid expenses and other assets	1,205	689
Net cash provided by operating activities	2,496	2,559

Cash flows from investing activities:
Net decrease in loans held for investment	4,273	4,727
Principal payments from investment securities - held to maturity	5,449	5,673
Principal payments from investment securities - available for sale	64	66
Purchase of premises and equipment	(44)	(171)
Net cash provided by investing activities	9,742	10,295

Cash flows from financing activities:
Net decrease in deposits	(13,933)	(24,484)
Proceeds from long-term borrowings	—	44,000
Repayments of long-term borrowings	(5,008)	(5,000)
Proceeds from (repayments of) short-term borrowings, net	5,000	(28,000)
Treasury stock purchases	(1,059)	(1,464)
Withholding taxes on stock-based compensation	—	(128)
Cash dividends	(921)	(961)
Net cash used for financing activities	(15,921)	(16,037)

Net decrease in cash and cash equivalents	(3,683)	(3,183)
Cash and cash equivalents at beginning of period	53,090	51,376
Cash and cash equivalents at end of period	$49,407	$48,193
Supplemental information:
Cash paid for interest	$5,652	$5,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2025

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2025 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“2025 Annual Form 10-K”). The results of operations for the quarter ended September 30, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2026.

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

As of September 30, 2025 and 2024, there were outstanding stock options to purchase 229,000 shares and 238,000 shares of the Corporation’s common stock, respectively. As of September 30, 2025 and 2024, there were 99,000 and 140,000 outstanding stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2025 and 2024, there were outstanding restricted stock awards of 140,900 shares and 152,200 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2025 and 2024, respectively.

	For the Quarter Ended
	September 30,
(In Thousands, Except Earnings Per Share)	2025	2024
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$1,681	$1,900

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	6,566	6,833

Less effect of dilutive shares:
Stock options	9	—
Restricted stock	51	30

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	6,626	6,863

Basic earnings per share	$0.26	$0.28
Diluted earnings per share	$0.25	$0.28

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2025 and June 30, 2025 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
September 30, 2025	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$99,154	$124	$(9,284)	$89,994	$99,154
U.S. government sponsored enterprise CMO(2)	4,466	18	(78)	4,406	4,466
U.S. SBA securities(3)	257	—	(3)	254	257
Total investment securities - held to maturity	103,877	142	(9,365)	94,654	103,877

Available for sale
U.S. government agency MBS(1)	1,027	11	—	1,038	1,038
U.S. government sponsored enterprise MBS(1)	422	9	—	431	431
Private issue CMO(2)	75	—	—	75	75
Total investment securities - available for sale	1,524	20	—	1,544	1,544
Total investment securities	$105,401	$162	$(9,365)	$96,198	$105,421

(1)Mortgage-Backed Securities (“MBS”)
(2)Collateralized Mortgage Obligations (“CMO”)
(3)Small Business Administration (“SBA”)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2025	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$104,549	$127	$(10,305)	$94,371	$104,549
U.S. government sponsored enterprise CMO	4,525	14	(108)	4,431	4,525
U.S. SBA securities	325	—	(1)	324	325
Total investment securities - held to maturity	109,399	141	(10,414)	99,126	109,399

Available for sale
U.S. government agency MBS	1,072	10	—	1,082	1,082
U.S. government sponsored enterprise MBS	436	10	—	446	446
Private issue CMO	79	—	—	79	79
Total investment securities - available for sale	1,587	20	—	1,607	1,607
Total investment securities	$110,986	$161	$(10,414)	$100,733	$111,006

In the first quarter of fiscal 2026 and 2025, the Corporation received MBS principal payments of $5.5 million and $5.7 million, respectively, and there were no purchases or sales of investment securities during both periods.

The Corporation held investments with an unrealized loss position of $9.4 million at September 30, 2025 and $10.4 million at June 30, 2025 as follows:

As of September 30, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$85,978	$9,284	$85,978	$9,284
U.S. government sponsored enterprise CMO	—	—	3,405	78	3,405	78
U.S. SBA securities	—	—	255	3	255	3
Total investment securities - held to maturity	—	—	89,638	9,365	89,638	9,365

Available for sale
U.S government agency MBS	37	—	13	—	50	—
Private issue CMO	—	—	16	—	16	—
Total investment securities - available for sale	37	—	29	—	66	—
Total investment securities	$37	$—	89,667	$9,365	$89,704	$9,365

As of June 30, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$90,022	$10,305	$90,022	$10,305
U.S. government sponsored enterprise CMO	—	—	3,435	108	3,435	108
U.S. SBA securities	324	1	—	—	324	1
Total investment securities - held to maturity	324	1	93,457	10,413	93,781	10,414

Available for sale
U.S government agency MBS	37	—	13	—	50	—
Private issue CMO	—	—	17	—	17	—
Total investment securities - available for sale	37	—	30	—	67	—
Total investment securities	$361	$1	$93,487	$10,413	$93,848	$10,414

On a quarterly basis, the Corporation evaluates the allowance for credit losses for its investment securities held to maturity and the credit losses for its investment securities held for sale based on Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.” At September 30, 2025, all of the $9.4 million of unrealized holding losses were in a loss position for 12 months or more; while at June 30, 2025, all $10.4 million of unrealized holding losses were in a loss position for 12 months or more, except $1,000 of unrealized holding losses that were in a loss position for less than 12 months. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity recorded at amortized cost or available for sale recorded at fair market value as prescribed by GAAP. As part of the Corporation’s monthly risk assessment, the Corporation prepares a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment securities before the recovery of its amortized cost basis. The results of these liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized cost is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized cost. There was no allowance for credit losses (“ACL”) on investment securities held to maturity and there was no impairment of investment securities available for sale at September 30, 2025 and June 30, 2025.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. As of September 30, 2025, the Bank had a remaining borrowing capacity of $279.0 million at the FHLB of San Francisco and  an estimated $143.3 million discount window facility at the FRB of San Francisco, collateralized by investment securities totaling $23.0 million and loans held for investment totaling $221.4 million. In addition, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of September 30, 2025. The total remaining available borrowing capacity across all sources totaled approximately $472.3 million at September 30, 2025.

At June 30, 2025, the Bank had a remaining borrowing capacity of $282.3 million at the FHLB of San Francisco and an estimated $142.5 million discount window facility at the FRB of San Francisco, collateralized by investment securities totaling $24.8 million and loans held for investment totaling $227.0 million. In addition, the Bank also had an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or the correspondent bank facility as of June 30, 2025. The total remaining available borrowing capacity across all sources totaled approximately $474.8 million at June 30, 2025.

Contractual maturities of investment securities as of September 30, 2025 and June 30, 2025 were as follows:

	September 30, 2025		June 30, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$250	$248	$69	$68
Due after one through five years	11,683	11,187	4,921	4,760
Due after five through ten years	48,290	44,598	40,773	38,224
Due after ten years	43,654	38,621	63,636	56,074
Total investment securities - held to maturity	103,877	94,654	109,399	99,126

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,421	1,440	1,483	1,501
Due after ten years	103	104	104	106
Total investment securities - available for sale	1,524	1,544	1,587	1,607
Total investment securities	$105,401	$96,198	$110,986	$100,733

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	September 30,	June 30,
(In Thousands)	2025	2025
Mortgage loans:
Single-family	$549,535	$544,425
Multi-family	415,175	423,417
Commercial real estate	71,010	72,766
Construction	632	402
Other	88	89
Commercial business loans	1,324	1,267
Consumer loans	61	57
Total loans held for investment, gross	1,037,825	1,042,423

Advance payments of escrows	184	293
Deferred loan costs, net	9,547	9,453
ACL on loans	(5,780)	(6,424)
Total loans held for investment, net	$1,041,776	$1,045,745

The following table sets forth information at September 30, 2025 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. At both September 30, 2025 and June 30, 2025, fixed rate loans comprised 10 percent of loans held for investment. Adjustable rate loans that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$49,724	$67,637	$126,886	$200,335	$104,953	$549,535
Multi-family	222,467	122,416	67,216	2,985	91	415,175
Commercial real estate	24,894	34,964	10,782	—	370	71,010
Construction	205	427	—	—	—	632
Other	—	—	—	—	88	88
Commercial business loans	1,226	—	—	—	98	1,324
Consumer loans	61	—	—	—	—	61
Total loans held for investment, gross	$298,577	$225,444	$204,884	$203,320	$105,600	$1,037,825

The following tables present the Corporation’s commercial real estate loans by property types and loan-to-value ( “LTV”) ratio as of September 30, 2025 and June 30, 2025:

	Owner	Non-Owner		% of Total	Weighted
September 30, 2025	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,481	$18,208	$23,689	33%	40%
Mixed use (2)	276	14,261	14,537	20	34%
Retail	—	8,408	8,408	12	33%
Warehouse	1,322	7,809	9,131	13	30%
Medical/dental office	2,499	4,287	6,786	10	42%
Mobile home park	—	6,720	6,720	9	37%
Restaurant/fast food	678	492	1,170	2	46%
Automotive - non gasoline	—	569	569	1	26%
Total commercial real estate	$10,256	$60,754	$71,010	100%	36%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.4 million in Office/Retail, $5.8 million in Multi-family/Retail, $1.6 million in Other Mixed Use and $736,000 in Multi-family/Commercial.

	Owner	Non-Owner		% of Total	Weighted
June 30, 2025	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,666	$19,895	$25,561	35%	41%
Mixed use (2)	279	14,330	14,609	20	33%
Retail	—	8,001	8,001	11	31%
Warehouse	1,332	7,869	9,201	13	30%
Mobile home park	—	6,761	6,761	9	37%
Medical/dental office	2,511	4,377	6,888	9	43%
Restaurant/fast food	681	493	1,174	2	46%
Automotive - non gasoline	—	571	571	1	26%
Total commercial real estate	$10,469	$62,297	$72,766	100%	37%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.4 million in Office/Retail, $5.3 million in Multi-family/Retail, $1.6 million in Other Mixed Use, $739,000 in Multi-family/Commercial and $559,000 in Multi-family/Office..

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of September 30, 2025 and June 30, 2025:

	Inland		Southern		Other
September 30, 2025	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$474	9%	$4,825	88%	$182	3%	$5,481	100%
Mixed use	—	—%	—	—%	276	100%	276	100%
Warehouse	—	—%	952	72%	370	28%	1,322	100%
Medical/dental office	269	11%	2,230	89%	—	—%	2,499	100%
Restaurant/fast food	—	—%	678	100%	—	—%	678	100%
Total owner occupied	743	7%	8,685	85%	828	8%	10,256	100%

Non-owner occupied:
Office	3,810	21%	11,857	65%	2,541	14%	18,208	100%
Mixed use	446	3%	6,259	44%	7,556	53%	14,261	100%
Retail	1,020	12%	3,764	45%	3,624	43%	8,408	100%
Warehouse	1,055	13%	3,953	51%	2,801	36%	7,809	100%
Mobile home park	4,724	70%	350	5%	1,646	25%	6,720	100%
Medical/dental office	1,675	39%	1,947	45%	665	16%	4,287	100%
Restaurant/fast food	—	—%	492	100%	—	—%	492	100%
Automotive - non gasoline	—	—%	569	100%	—	—%	569	100%
Total non-owner occupied	12,730	21%	29,191	48%	18,833	31%	60,754	100%

Total commercial real estate	$13,473	19%	$37,876	53%	$19,661	28%	$71,010	100%

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

	Inland		Southern		Other
June 30, 2025	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$630	11%	$4,852	86%	$184	3%	$5,666	100%
Mixed use	—	—%	—	—%	279	100%	279	100%
Warehouse	—	—%	959	72%	373	28%	1,332	100%
Medical/dental office	271	11%	2,240	89%	—	—%	2,511	100%
Restaurant/fast food	—	—	681	100%	—	—%	681	100%
Total owner occupied	901	9%	8,732	83%	836	8%	10,469	100%

Non-owner occupied:
Office	3,837	19%	13,488	68%	2,570	13%	19,895	100%
Mixed use	449	3%	6,297	44%	7,584	53%	14,330	100%
Retail	1,026	13%	3,296	41%	3,679	46%	8,001	100%
Warehouse	1,064	13%	3,992	51%	2,813	36%	7,869	100%
Mobile home park	4,754	70%	351	5%	1,656	25%	6,761	100%
Medical/dental office	1,713	39%	1,993	46%	671	15%	4,377	100%
Restaurant/fast food	—	—%	493	100%	—	—%	493	100%
Automotive - non gasoline	—	—%	571	100%	—	—%	571	100%
Total non-owner occupied	12,843	21%	30,481	49%	18,973	30%	62,297	100%

Total commercial real estate	$13,744	19%	$39,213	54%	$19,809	27%	$72,766	100%

(1)	Inland Empire comprised of San Bernardino and Riverside counties.
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

The Corporation adopted an internal risk rating policy which categorizes all loans held for investment into risk categories of pass, special mention, substandard, doubtful or loss based on relevant information about the ability of the borrower to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades with respect to credit quality of each loan is as follows:

●	Pass – A pass loan ranges from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Corporation is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower and/or of the collateral pledged, if any. Such loans exhibit one or more well-defined weaknesses that jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the Corporation is not warranted.

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of September 30, 2025:

September 30, 2025	Term Loans by Year of Origination						Revolving
(In Thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$58,360	$50,919	$49,434	$192,418	$139,406	$57,691	$-	$548,228
Special Mention	-	-	762	-	-	-	-	762
Substandard	-	-	-	-	-	545	-	545
Total single-family	58,360	50,919	50,196	192,418	139,406	58,236	-	549,535
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	21,882	21,622	23,332	71,408	82,724	189,470	-	410,438
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,832	857	464	1,584	-	4,737
Total multi-family	21,882	21,622	25,164	72,265	83,188	191,054	-	415,175
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	4,144	5,068	12,470	22,609	3,857	21,862	-	70,010
Special Mention	-	-	-	-	-	1,000	-	1,000
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	4,144	5,068	12,470	22,609	3,857	22,862	-	71,010
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	426	206	-	-	-	-	-	632
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	426	206	-	-	-	-	-	632
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	-	88	-	88
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	-	88	-	88
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	-	-	-	-	1,324	1,324
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	-	-	-	-	1,324	1,324
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	20	-	-	-	-	-	-	20
Pass	-	-	-	-	-	-	41	41
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	20	-	-	-	-	-	41	61
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$84,832	$77,815	$87,830	$287,292	$226,451	$272,240	$1,365	$1,037,825
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2025:

June 30, 2025	Term Loans by Year of Origination						Revolving
(In Thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$39,385	$55,276	$52,083	$194,501	$141,614	$60,282	$5	$543,146
Special Mention	-	-	-	-	-	62	-	62
Substandard	-	-	-	-	-	1,217	-	1,217
Total single-family	39,385	55,276	52,083	194,501	141,614	61,561	5	544,425
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	13,412	21,687	27,255	73,495	83,224	201,660	-	420,733
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	467	2,217	-	2,684
Total multi-family	13,412	21,687	27,255	73,495	83,691	203,877	-	423,417
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	2,149	5,429	12,609	22,750	3,889	24,936	-	71,762
Special Mention	-	-	-	-	-	1,004	-	1,004
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	2,149	5,429	12,609	22,750	3,889	25,940	-	72,766
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	196	206	-	-	-	-	-	402
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	196	206	-	-	-	-	-	402
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	-	89	-	89
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	-	89	-	89
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	-	-	-	-	1,267	1,267
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	-	-	-	-	1,267	1,267
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	17	-	-	-	-	-	-	17
Pass	-	-	-	-	-	-	40	40
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	17	-	-	-	-	-	40	57
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$55,159	$82,598	$91,947	$290,746	$229,194	$291,467	$1,312	$1,042,423
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Under ASC 326, the ACL is a valuation account that is deducted from the related loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation’s ACL is calculated quarterly, with any difference between the calculated ACL and the recorded ACL recognized through an adjustment to the provision for (or recovery of) credit losses. Management estimates the quantitative portion of the collectively evaluated allowance for all loan categories using an average charge-off or loss rate methodology, and generally evaluates collectively evaluated loans by Call Report code to group and determine portfolio loan segments with similar risk characteristics. The Corporation primarily utilizes historical loss rates for the ACL calculation based on its own specific historical loss experience and, where appropriate,  incorporate peer loss history to supplement its data set.

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of ASC 326 and as of September 30, 2025 and June 30, 2025, is based on reasonable and supportable 12-month forecasts of the National Unemployment Rate and the change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward looking component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts (including the quarterly Federal Open Market Committee forecast), and the widespread familiarity of these economic metrics.

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

The qualitative portion of the Corporation’s allowance for collectively evaluated loans is determined based on management’s judgment in assessing the risk levels associated with each of the Q-factors presented above. The amount of qualitative allowance reflects management’s evaluation of the relative weighting assigned to each Q-factor and its estimated impact on credit losses.

Loans that do not share similar risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable or the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date, less selling costs.

Accrued interest receivable for loans is included in accrued interest receivable in the Condensed Consolidated Statements of Financial Condition. The Corporation elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on non-performing status. Generally, a loan is placed on non-performing status when it becomes 90 days past due as to principal or interest, or after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. The Corporation believes this policy results in the timely reversal of potentially uncollectible interest.

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of the modifications noted above. During the quarter ended September 30, 2025 and the fiscal year ended June 30, 2025, there were no loan modifications to borrowers experiencing financial difficulties.

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

The following table discloses additional details for the periods indicated on the Corporation’s ACL on loans held for investment:

	For the Quarter Ended
	September 30,
(Dollars in Thousands)	2025	2024

ACL, beginning of period	$6,424	$7,065

Recovery of credit losses	(644)	(736)

Total recoveries	—	—

Total charge-offs	—	—

Net recoveries (charge-offs)	—	—
ACL, end of period	$5,780	$6,329

ACL on loans as a percentage of gross loans held for investment	0.56%	0.61%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	—%	—%
ACL on loans as a percentage of gross non-performing loans at the end of the period	305.50%	297.00%

The following tables denote the past due status of the Corporation's loans held for investment, including interest applied to principal, at the dates indicated.

	September 30, 2025
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment

Mortgage loans:
Single-family	$548,990	$—	$545	$549,535
Multi-family	413,855	—	1,320	415,175
Commercial real estate	71,010	—	—	71,010
Construction	632	—	—	632
Other	88	—	—	88
Commercial business loans	1,324	—	—	1,324
Consumer loans	61	—	—	61
Total loans held for investment	$1,035,960	$—	$1,865	$1,037,825

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2025
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment

Mortgage loans:
Single-family	$543,496	$—	$929	$544,425
Multi-family	422,951	—	466	423,417
Commercial real estate	72,766	—	—	72,766
Construction	402	—	—	402
Other	89	—	—	89
Commercial business loans	1,267	—	—	1,267
Consumer loans	55	2	—	57
Total loans held for investment	$1,041,026	$2	$1,395	$1,042,423

(1)	All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended September 30, 2025
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,734	$615	$55	$12	$2	$6	$—	$6,424
Recovery of credit losses	(608)	(31)	(2)	—	(1)	(2)	—	(644)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,126	$584	$53	$12	$1	$4	$—	$5,780

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,126	584	53	12	1	4	—	5,780
ACL, end of period	$5,126	$584	$53	$12	$1	$4	$—	$5,780

Loans held for investment:
Individually evaluated for impairment	$189	$1,320	$—	$—	$—	$—	$—	$1,509
Collectively evaluated for impairment	549,346	413,855	71,010	632	88	1,324	61	1,036,316
Total loans held for investment, gross	$549,535	$415,175	$71,010	$632	$88	$1,324	$61	$1,037,825
ACL on loans as a percentage of gross loans held for investment	0.93%	0.14%	0.07%	1.90%	1.14%	0.30%	—%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Quarter Ended September 30, 2024
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065
Recovery of credit losses	(616)	(92)	(8)	(19)	—	(1)	—	(736)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,679	$503	$58	$78	$1	$10	$—	$6,329

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,679	503	58	78	1	10	—	6,329
ACL, end of period	$5,679	$503	$58	$78	$1	$10	$—	$6,329

Loans held for investment:
Individually evaluated for impairment	$732	$—	$—	$—	$—	$—	$—	$732
Collectively evaluated for impairment	523,503	435,782	81,169	2,816	92	1,510	63	1,044,935
Total loans held for investment, gross	$524,235	$435,782	$81,169	$2,816	$92	$1,510	$63	$1,045,667
ACL on loans as a percentage of gross loans held for investment	1.08%	0.12%	0.07%	2.77%	1.09%	0.66%	—%	0.61%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

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

	At September 30, 2025
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$383	$—	$383	$(4)	$379
Without a related allowance(2)	214	(25)	189	—	189
Total single-family loans	597	(25)	572	(4)	568

Multi-family:
Without a related allowance(2)	1,320	—	1,320	—	1,320
Total multi-family loans	1,320	—	1,320	—	1,320

Total non-performing loans	$1,917	$(25)	$1,892	$(4)	$1,888

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At June 30, 2025
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$560	$—	$560	$(7)	$553
Without a related allowance(2)	420	(25)	395	—	395
Total single-family loans	980	(25)	955	(7)	948

Multi-family:
Without a related allowance(2)	466	—	466	—	466
Total multi-family loans	466	—	466	—	466

Total non-performing loans	$1,446	$(25)	$1,421	$(7)	$1,414

(1)	ACL specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At September 30, 2025, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended September 30, 2025 and 2024, the Corporation’s average recorded investment in non-performing loans was $1.4 million and $2.4 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarters ended September 30, 2025 and 2024, the Bank received $24,000 and $39,000, respectively, in interest payments from non-performing loans, all of which was recognized as interest income for those periods. None of these payments were applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters ended September 30, 2025 and 2024:

	Quarter Ended September 30,
	2025		2024
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$195	$9	$843	$5
Multi-family	750	8	—	—
	945	17	843	5

With related ACL:
Mortgage loans:
Single-family	504	7	1,582	34
	504	7	1,582	34

Total	$1,449	$24	$2,425	$39

During the quarters ended September 30, 2025 and 2024, no properties were acquired in the settlement of loans and no previously foreclosed properties were sold. A new appraisal is obtained for each property at the time of foreclosure, and fair value is derived by using the lower of the appraised value or the listing price of the property, net of estimated selling costs. Any initial loss upon repossession is recorded as a charge to the ACL prior to transferring the asset to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in the property’s value, specific real estate owned loss reserves are established and charged to the Condensed Consolidated Statements of Operations. In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred. As of both September 30, 2025 and June 30, 2025, the Corporation held no real estate owned property.

The Bank adjusts the reserve for unfunded loan commitments through the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the quarters ended September 30, 2025 and 2024.

	For the Quarter Ended
	September 30,
(In Thousands)	2025	2024
Balance, beginning of the period	$32	$57
Provision for credit losses	18	39
Balance, end of the period	$50	$96

The method for calculating the unfunded loan commitment reserve is based on a historical funding rate applied to the undisbursed loan amount to estimate an average outstanding amount during the life of the loan commitment. The Corporation applies the same assumptions and methodologies by loan groupings to these unfunded loan commitments as it does for its funded loans held for investment to determine the reserve rate and the allowance. Assumptions are evaluated by management periodically as part of its procedures. The unfunded loan commitment reserve is recorded in accounts payable, accrued interest and other liabilities on the Condensed Consolidated Statements of Financial Condition.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of September 30, 2025 and June 30, 2025, the Corporation had commitments to extend credit on loans to be held for investment of $12.1 million and $6.1 million, respectively.

The following table provides information regarding unfunded loan commitments, which are comprised of undisbursed loan funds, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2025	June 30, 2025
(In Thousands)
Undisbursed loan funds – Construction loans	$299	$529
Undisbursed loan funds – Single-family loans(1)	—	53
Undisbursed lines of credit - Mortgage loans	—	8
Undisbursed lines of credit – Commercial business loans	2,151	2,208
Undisbursed lines of credit – Consumer loans	313	320
Commitments to extend credit on loans to be held for investment	12,072	6,061
Total	$14,835	$9,179

(1)	Consists of undisbursed loan funds of previously reported construction loans that were converted to single-family loans based on their contractual terms.

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced (“TBA”) MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of September 30, 2025 and June 30, 2025, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee monthly to compensate the Bank for accepting the recourse obligation. As of both September 30, 2025 and June 30, 2025, the Bank serviced $2.6 million of loans under this program and recorded a recourse liability of $6,000.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the investor’s credit requirements, if any party involved in the loan misrepresented pertinent facts, committed fraud, or if the loans became 90-days past due within 120 days of the loan funding date. During the quarters ended September 30, 2025 and 2024, the Bank did not repurchase any loans or settle any repurchase requests. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $17,000 as of both September 30, 2025 and June 30, 2025 for loans sold to other investors.

The following table shows the summary of the recourse liability for the quarters ended September 30, 2025 and 2024:

	For the Quarter Ended
	September 30,
Recourse Liability	2025	2024
(In Thousands)
Balance, beginning of the period	$23	$26
Recovery for recourse liability	—	(3)
Net settlements in lieu of loan repurchases	—	—
Balance, end of the period	$23	$23

Note 7: Fair Value of Financial Instruments

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” and elected the fair value option pursuant to ASC 825, “Financial Instruments.” ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) at specified election dates. The Corporation elected the fair value option on loans held for investment which were previously originated for sale and other equity investments. At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected. The objective of the fair value option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The following table presents, as of the dates indicated, the difference between the fair value and the unpaid principal balance of loans held for investment and the base cost of other equity investments for which the Corporation has elected the fair value option:

			Net
		Unpaid Principal	Unrealized
(In Thousands)	Fair Value	or Base Cost	(Loss) Gain
As of September 30, 2025:
Loans held for investment, at fair value	$1,010	$1,147	$(137)
Other equity investments, at fair value	$702	$—	$702

As of June 30, 2025:
Loans held for investment, at fair value	$1,018	$1,158	$(140)
Other equity investments, at fair value	$730	$—	$730

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

Loans with individually evaluated allowances that are recorded at fair value on a nonrecurring basis are loans which are inadequately protected by the current sound worth and paying capacity of the borrowers and/or of the collateral pledged. These loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. The fair value of a loan with an individually evaluated allowance is determined based on the discounted cash flow or current appraised value of the underlying collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the collateral. For commercial real estate loans with an individually evaluated allowance, the fair value is derived from the appraised value of its collateral. Loans with an individually evaluated allowance are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above (Level 3). This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the ACL. These adjustments to the estimated fair value of loans with an individually evaluated allowance may result in increases or decreases to the provision for (recovery of) credit losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,038	$—	$1,038
U.S. government sponsored enterprise MBS	—	431	—	431
Private issue CMO	—	—	75	75
Investment securities - available for sale	—	1,469	75	1,544

Loans held for investment, at fair value	—	—	1,010	1,010
Other equity investments, at fair value	—	702	—	702
Interest-only strips	—	—	5	5
Total assets	$—	$2,171	$1,090	$3,261

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,082	$—	$1,082
U.S. government sponsored enterprise MBS	—	446	—	446
Private issue CMO	—	—	79	79
Investment securities - available for sale	—	1,528	79	1,607

Loans held for investment, at fair value	—	—	1,018	1,018
Other equity investments, at fair value	—	730	—	730
Interest-only strips	—	—	6	6
Total assets	$—	$2,258	$1,103	$3,361

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended September 30, 2025
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2025	$79	$1,018	$6	$1,103
Total gains or losses (realized/unrealized):
Included in earnings	—	3	—	3
Included in other comprehensive income	—	—	(1)	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(4)	(11)	—	(15)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at September 30, 2025	$75	$1,010	$5	$1,090

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	—	—	129	129
Total	$—	$—	$129	$129

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	—	—	88	88
Total	$—	$—	$88	$88

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of September 30, 2025:

					Impact to
	Fair Value				Valuation
	As of				from an
	September 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2025	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$75	Market comparable pricing	Comparability adjustment	(1.6%) - 0.2% (0.2%)	Increase

Loans held for investment, at fair value	$1,010	Relative value analysis	Broker quotes	87.0% - 90.3% (89.1%)	Increase
			Credit risk factor	0.9% - 1.1% (1.0%)	Decrease

MSAs	$129	Discounted cash flow	Prepayment rate (CPR)	6.0% - 60.0% (13.4%)	Decrease
			Discount rate	9.0% - 10.5% (9.0%)	Decrease

Interest-only strips	$5	Discounted cash flow	Prepayment rate (CPR)	10.8% - 21.6% (20.8%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment rates, discount rates and broker quotes, among others. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the three months ended September 30, 2025, there were no significant changes to the Corporation's valuation techniques and inputs that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2025 and June 30, 2025 was as follows:

	September 30, 2025
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,040,766	$997,929	$—	$—	$997,929
Investment securities - held to maturity	$103,877	$94,654	$—	$94,654	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$874,839	$875,338	$—	$875,338	$—
Borrowings	$213,066	$213,596	$—	$213,596	$—

	June 30, 2025
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,044,727	$996,332	$—	$—	$996,332
Investment securities - held to maturity	$109,399	$99,126	$—	$99,126	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,772	$889,115	$—	$889,115	$—
Borrowings	$213,073	$213,505	$—	$213,505	$—

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

FHLB – San Francisco stock: FHLB – San Francisco stock is carried at cost or par value and represents its fair value. When redeemed, the Corporation will receive an amount equal to the par value of the stock.

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the three months ended September 30, 2025, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

If a contract is determined to be within the scope of ASC 606, the Corporation recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, quarterly or annually. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, non-sufficient fund fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Corporation’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Corporation is generally the principal in these contracts, except for interchange fees, in which case the Corporation is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Corporation’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters ended September 30, 2025 and 2024:

	Quarter Ended
	September 30,
Type of Services	2025	2024
(In Thousands)
Loan servicing and other fees(1)	$146	$104
Deposit account fees	265	298
Card and processing fees	302	320
Other(2)	100	177
Total non-interest income	$813	$899

(1)	Not within the scope of ASC 606.
(2)	Includes net BOLI income of $45 thousand and $46 thousand, net loss on sale of loans of $34 thousands and $21 thousand, net unrealized (loss) gain on other equity investments of $(28) thousand and $25 thousand, for the quarters ended September 30, 2025 and 2024, respectively which are not within the scope of ASC 606.

For the quarters ended September 30, 2025 and 2024, substantially all the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized within the scope of ASC 606:

Deposit account fees: The Bank earns fees on its deposit accounts for various products and services provided to customers. These fees include account fees, non-sufficient fund fees, ATM fees and other similar charges. Fees are recognized concurrently with the related event and are recorded on a daily, monthly, quarterly or annual basis, depending on the type of service.

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

Other fees: The Bank earns fees from asset management services, stop payment fees, wire transfer services, safe deposit boxes, merchant services, and other occasional or non-recurring services. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided and when the portfolio values can be determined or reasonably estimated at the end of each month. These fees are recognized concurrently with the related event and are recorded on daily, monthly, quarterly or annual basis, depending on the type of services.

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities for operating leases and borrowings for finance leases, while right-of-use assets are recorded in premises and equipment in the Corporation's Condensed Consolidated Statements of Financial Condition. At September 30, 2025, the Corporation's leases were classified as operating leases and finance leases; and the Corporation did not have any operating or finance leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and finance leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its right-of-use lease assets and lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the lease term in amounts that represent the difference between straight-line lease expense and interest accretion on the related liability. For finance leases, right-of-use assets are amortized on a straight-line basis over the useful life of the underlying asset, while the interest accretion on the lease liability is recognized as interest expense in the Corporation’s Condensed Statements of Operations.

For the quarters ended September 30, 2025 and 2024, expenses associated with the Corporation’s leases totaled $174,000, and $217,000, respectively. Lease expenses for operating leases are recorded in premises and occupancy or equipment expense; while expenses for finance leases are recorded in equipment expense and interest expense on borrowings, as applicable, in the Condensed Consolidated Statements of Operations.

The following tables present supplemental information related to leases at the dates and for the periods indicated:

(In Thousands)	At September 30, 2025	At June 30, 2025
Condensed Consolidated Statements of Condition:

Operating Leases:
Premises and equipment - Operating lease right-of-use assets	$1,499	$1,651
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,525	$1,682

Finance Leases:
Premises and equipment at cost	$84	$84
Accumulated amortization	(14)	(9)
Premises and equipment - Finance lease right-of-use assets	$70	$75

Borrowings - Finance lease liabilities	$66	$73

	Quarter Ended
	September 30,
(In Thousands)	2025	2024
Condensed Consolidated Statements of Operations:

Operating lease expense:
Premises and occupancy expenses from operating leases(1)	$167	$182
Equipment expenses from operating leases(1)	—	35
Total operating lease expense	167	217

Finance lease expense:
Equipment expenses from finance leases(1)	6	—
Interest on finance lease liabilities	1	—
Total finance lease expense	7	—

Total lease expense	$174	$217

(1)	Includes immaterial variable lease costs.

	Quarter Ended	Quarter Ended
(In Thousands)	September 30, 2025	September 30, 2024
Condensed Consolidated Statements of Cash Flows:
Operating cash used for operating leases, net	$173	$213
Operating cash used for finance leases, net	$2	$—
Financing cash used for finance leases, net	$7	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$543

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of September 30, 2025:

	Operating Leases	Finance Leases
	Amount(1)	Amount(1)
Fiscal Year Ending June 30,	(In Thousands)	(In Thousands)
Remainder of fiscal 2026	$522	$22
Fiscal 2027	506	30
Fiscal 2028	436	18
Fiscal 2029	141	—
Fiscal 2030	11	—
Thereafter	—	—
Total contract lease payments	$1,616	$70

Total liability to make lease payments	$1,525	$66
Difference in undiscounted and discounted future lease payments	$91	$4
Weighted average discount rate	3.91%	4.50%
Weighted average remaining lease term (years)	2.7	2.3

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On January 23, 2025, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period.

During the first quarter of fiscal 2026, the Corporation purchased 66,707 shares of its common stock under the stock repurchase plans with a weighted average cost of $15.75 per share. As of September 30, 2025, 150,321 shares or 45 percent of authorized common stock under the existing plan remain available for purchase.

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

The following table presents the financial performance measures that the CODM reviews as of or for the period indicated:

	At or For the Quarter Ended September 30,
(In Thousands, Except Per Share Information)	2025	2024

Interest income	$14,146	$14,075
Interest expense	5,216	5,459
Net interest income	8,930	8,616
Recovery of credit losses	(626)	(697)
Net interest income, after recovery of credit losses	9,556	9,313
Non-interest income	813	899
Non-interest expense	7,634	7,523
Income before taxes	2,735	2,689
Provision for income taxes	1,054	789
Net income	$1,681	$1,900

Diluted earnings per share	$0.25	$0.28
Return on average assets	0.55%	0.61%
Return on average equity	5.17%	5.78%
Net interest margin	3.00%	2.84%
Efficiency ratio	78.35%	79.06%
Loans held for investment growth	(0.38)%	(0.41)%
Deposit growth	(1.57)%	(2.76)%
Loans held for investment as a percentage of total deposits	119.08%	121.39%
Core deposits as a percentage of total deposits	64.68%	69.42%
Tier 1 leverage capital ratio	9.55%	9.63%
Non-performing assets as a percentage of total assets	0.15%	0.17%

Note 12: Subsequent Events

On October 23, 2025, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on November 13, 2025 are entitled to receive the cash dividend. The cash dividend will be payable on December 4, 2025.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At September 30, 2025, the Corporation had total assets of $1.23 billion, total deposits of $874.8 million and total stockholders’ equity of $128.4 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On July 24, 2025, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for shareholders of record as of the close of business on August 14, 2025. This dividend was paid on September 4, 2025. Future dividend declarations and payments will be subject to the Board of Directors’ discretion, considering factors such as the Corporation’s financial condition, operational results, tax implications, capital requirements, industry standards, legal restrictions, economic conditions, and other relevant factors, including regulatory limitations that affect the Bank’s ability to pay dividends to the Corporation. Under Delaware law, dividends may be paid from surplus or, in the absence of surplus, from net profits of the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements include, but are not limited to:

●	adverse economic conditions in our local market areas or other markets where we have lending relationships;
●	effects of employment levels, labor shortages, persistent inflation, recessionary pressures or slowing economic growth;
●	changes in interest rate levels and the duration of such changes, including actions by the Federal Reserve, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and monetary and fiscal policy responses thereto, and their impact on consumer and business behavior;
●	the effects of a Federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
●	credit risks of lending activities, including loan delinquencies, loan charge-offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan, and deposit products;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	fluctuations in deposits;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;

●	expectations regarding key growth initiatives and strategic priorities;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	results of examinations of us by regulatory authorities, which may include the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
●	the ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;
●	legislative or regulatory changes, including but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
●	geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors;
●	staffing fluctuations in response to product demand or corporate implementation of strategies;
●	our ability to pay dividends on our common stock;
●	environmental, social and governance goals;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events;
●	availability of appropriate insurance products in our market areas; and
●	other factors described in our Form 10-K and in this Quarterly Report on Form 10-Q and other reports filed with and furnished to the Securities and Exchange Commission (“SEC”), which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov.

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

The Corporation’s critical accounting estimates are described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“2025 Annual Form 10-K”). There have not been any material changes in the Corporation’s critical accounting policies and estimates as compared to the disclosures contained in the Corporation’s 2025 Annual Form 10-K.

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

The Corporation plans to enhance its community banking operations through moderate asset growth, with a strategic focus on expanding its single-family, multi-family, commercial real estate, construction, and commercial business lending portfolios. In parallel, the Corporation plans to improve the composition of its deposit base by reducing reliance on retail time deposits and increasing the proportion of lower-cost checking and savings accounts. To further diversify its funding sources, the Corporation utilizes brokered certificates of deposit and government deposits, as appropriate based on market conditions and funding requirements. This strategy is designed to strengthen core revenue by improving the net interest margin and, in conjunction with asset growth, increase overall net interest income. While the Corporation’s long-term strategy targets moderate and sustainable growth, management recognizes that the pace and success of this growth will be influenced by general economic conditions and other external factors.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control as described in the 2025 Annual Form 10-K. The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.

The California economic environment presents heightened risk to the Corporation, particularly with respect to real estate values and loan delinquencies. Because the majority of the Corporation’s loans are secured by real estate located in California, significant declines in California property values could limit the Corporation’s ability to recover on defaulted loans through the sale of the underlying collateral. Within commercial real estate, the office sector continues to face elevated risk, driven by higher vacancy rates, slower leasing activity, and downward pressure on rental rates in certain California markets. These trends may negatively affect collateral values and the repayment capacity of the borrowers. In response, the Bank has evaluated its existing loans collateralized by office space for outsized concentrations and has implemented tighter underwriting standards for such collateral. At September 30, 2025, our commercial real estate portfolio totaled $71.0 million, including office properties of various types, totaling approximately $36.9 million or 51.9 percent of the total commercial real estate portfolio and 3.6 percent of the total loan portfolio. While current credit performance within the office segment remains satisfactory, management continues to monitor the portfolio closely in light of evolving market conditions.

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

Comparison of Financial Condition at September 30, 2025 and June 30, 2025

Total assets decreased one percent to $1.23 billion at September 30, 2025 from $1.25 billion at June 30, 2025. The decrease was primarily attributable to decreases in cash and cash equivalents, investment securities and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, decreased $3.7 million, or seven percent, to $49.4 million at September 30, 2025 from $53.1 million at June 30, 2025. The decrease was primarily attributable to the use of cash to accommodate net deposit outflows, and reflects management’s proactive strategy to manage liquidity in response to prevailing economic conditions.

Investment securities (held to maturity and available for sale) decreased $5.6 million, or five percent, to $105.4 million at September 30, 2025, from $111.0 million at June 30, 2025. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first three months of fiscal 2026, with no purchases or sales of investment securities during the period. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $4.0 million to $1.04 billion at September 30, 2025, from June 30, 2025, predominantly due to decreases in multi-family and commercial real estate loans, partly offset by an increase in single-family loans. During the first three months of fiscal 2026, the Corporation originated $29.6 million of loans held for investment, consisting primarily of single-family, multi-family and commercial real estate loans located throughout California, compared to $28.9 million originated during the first three months of fiscal 2025. The Corporation did not purchase any loans during the first three months of fiscal 2026 or 2025. Total loan principal payments during the first three months of fiscal 2026 were $34.5 million, up one percent from $34.0 million during the comparable period in fiscal 2025, reflecting elevated payoff and amortization activity. Single-family loans held for investment at September 30, 2025 and June 30, 2025 totaled $549.5 million and $544.4 million, representing approximately 53 percent and 52 percent of loans held for investment, respectively. Multi-family loans held for investment at September 30, 2025 and June 30, 2025 totaled $415.2 million and $423.4 million, respectively, representing approximately 40 percent and 41 percent of loans held for investment, respectively. Commercial real estate loans held for investment at September 30, 2025 and June 30, 2025 totaled $71.0 million and $72.8 million, respectively, each representing approximately seven percent of loans held for investment.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2025 and June 30, 2025, as a percentage of the total dollar amount of loans outstanding:

As of September 30, 2025:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$143,667	26%	$177,671	32%	$227,973	42%	$224	—%	$549,535	100%
Multi-family	49,265	12%	234,237	56%	131,673	32%	—	—%	415,175	100%
Commercial real estate	13,473	19%	37,876	53%	19,661	28%	—	—%	71,010	100%
Construction	—	—%	632	100%	—	—%	—	—%	632	100%
Other	—	—%	88	100%	—	—%	—	—%	88	100%
Total	$206,405	20%	$450,504	43%	$379,307	37%	$224	—%	$1,036,440	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2025:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$143,217	26%	$179,162	33%	$221,819	41%	$227	—%	$544,425	100%
Multi-family	50,450	12%	243,790	58%	129,177	30%	—	—%	423,417	100%
Commercial real estate	13,744	19%	39,213	54%	19,809	27%	—	—%	72,766	100%
Construction	—	—%	402	100%	—	—%	—	—%	402	100%
Other	—	—%	89	100%	—	—%	—	—%	89	100%
Total	$207,411	20%	$462,656	44%	$370,805	36%	$227	—%	$1,041,099	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits decreased $14.0 million, or two percent, to $874.8 million at September 30, 2025 from $888.8 million at June 30, 2025, reflecting continued competitive pressures for deposits in the Bank’s market area as customers sought higher-yielding alternatives.

Core deposit balances, consisting of noninterest-bearing and interest-bearing transaction accounts, decreased by $10.7 million, or two percent, to $565.8 million at September 30, 2025, from $576.5 million at June 30, 2025. Time deposits decreased $3.3 million to $309.0 million from $312.3 million over the same period, attributable primarily to a decline in brokered certificates of deposit, as the Bank actively managed deposit pricing and funding costs. At September 30, 2025, total brokered certificates of deposit were $123.8 million, down $7.2 million or five percent, from $131.0 million at June 30, 2025. Excluding brokered certificates of deposit, retail time deposits represented 21 percent of total deposits at September 30, 2025, compared to 20 percent at June 30, 2025.

Total uninsured deposits were approximately $169.7 million (of which, $52.4 million were collateralized) and $158.7 million (of which, $54.0 million were collateralized) at September 30, 2025 and June 30, 2025, respectively. Uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Total borrowings remained virtually unchanged at $213.1 million at September 30, 2025 and June 30, 2025. At September 30, 2025 and June 30, 2025, borrowings were comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity declined slightly to $128.4 million at September 30, 2025, from $128.5 million at June 30, 2025. The decrease was primarily due to $921,000 of cash dividends paid to shareholders and $1.1 million of stock repurchases, partly offset by net income of $1.7 million and the amortization of stock-based compensation of $123,000 in the first three months of fiscal 2026. The Corporation repurchased 66,707 shares of its common stock in the open market at a weighted average price of $15.75 per share during the first three months of fiscal 2026 pursuant to its publicly announced stock repurchase program. For further analysis on stock repurchases, see Note 10 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10 Q.

Comparison of Operating Results for the Quarters ended September 30, 2025 and 2024

Net income for the first quarter of fiscal 2026 was $1.7 million, down $219,000 or 12 percent from $1.9 million in the same period of fiscal 2025. The decrease was primarily attributable to an increase in non-interest expense, a decrease in non-interest income and an increase in the provision for income taxes, partly offset by an increase in net interest income.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 78.35 percent for the first quarter of fiscal 2026, an improvement from 79.06 percent in the same period last year. The improvement of the efficiency ratio during the current quarter compared to the same period last year was primarily due to the increase in total revenue outpacing the increase in operating expenses.

Return on average assets was 0.55 percent in the first quarter of fiscal 2026, down six basis points from 0.61 percent in the same period last year. Return on average stockholders’ equity was 5.17 percent in the first quarter of fiscal 2026, down from 5.78 percent in the same period last year. Diluted earnings per share for the first quarter of fiscal 2026 were $0.25, down 11 percent from $0.28 in the same period last year.

Net Interest Income:

For the Quarters Ended September 30, 2025 and 2024. Net interest income increased $314,000, or four percent, to $8.9 million for the first quarter of fiscal 2026 from $8.6 million in the same quarter last year. The increase was due to a higher net interest margin, partly offset by a lower average balance of interest-earning assets. The higher net interest margin was due to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities. The net interest margin during the first quarter of fiscal 2026 increased 16 basis points to 3.00 percent from 2.84 percent in the same quarter last year. The increase was primarily driven by a higher average yield on interest-earning assets, which increased 12 basis points to 4.75 percent, and a lower average cost of interest-bearing liabilities, which decreased five basis points to 1.92 percent, with the combined impact reflecting the relative composition of assets and liabilities. The average balance of interest-earning assets decreased $23.1 million, or two percent, to $1.19 billion in the first quarter of fiscal 2026 from $1.22 billion the same quarter last year as the average balance of both investment securities and loans receivable declined, partly offset by an increase in the average balance of interest-earning deposits. Similarly, the average balance of interest-bearing liabilities decreased $23.5 million, or two percent, to $1.08 billion in the first quarter of fiscal 2026 from $1.10 billion in the same quarter last year primarily reflecting decreases in the average balance of transaction accounts and borrowings, partly offset by an increase in the average balance of time deposits.

Interest Income:

For the Quarters Ended September 30, 2025 and 2024. Total interest income increased $71,000, or one percent, to $14.1 million for the first quarter of fiscal 2026 from the same quarter of fiscal 2025. The increase was due primarily to an increase in interest income from loans receivable, partly offset by a decrease in interest income from investment securities.

Interest income on loans receivable increased $108,000, or one percent, to $13.1 million in the first quarter of fiscal 2026 from $13.0 million in the same quarter of fiscal 2025. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield on loans receivable increased eight basis points to 5.05 percent in the first quarter of fiscal 2026 from an average yield of 4.97 percent in the same quarter last year. The higher average loan yield was due primarily to the upward repricing of adjustable rate loans. Adjustable-rate loans of approximately $120.3 million repriced upward in the first quarter of fiscal 2026 by approximately 24 basis points, from a weighted average rate of 7.09 percent to 7.33 percent. Net deferred loan cost amortization in the first quarter of fiscal 2026 decreased four percent to $340,000 from $355,000 in the same quarter last year. The average balance of loans receivable decreased $9.6 million, or one percent, to $1.04 billion in the first quarter of fiscal 2026 from $1.05 billion in the same quarter last year. Total loans originated for investment in the first quarter of fiscal 2026 were $29.6 million, up two percent from $28.9 million in the same quarter last year; while loan principal payments received in the first quarter of fiscal 2026 were $34.5 million, up one percent from $34.0 million in the same quarter last year.

Interest income from investment securities decreased $52,000, or 11 percent, to $430,000 in the first quarter of fiscal 2026 from $482,000 for the same quarter of fiscal 2025. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $20.9 million, or 16 percent, to $108.7 million in the first quarter of fiscal 2026 from $129.6 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities. The average yield on investment securities increased nine basis points to 1.58 percent in the first quarter of fiscal 2026 from 1.49 percent for the same quarter last year. The increase in the average yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year ($74,000 vs. $110,000) due to lower total principal repayments ($5.5 million vs. $5.7 million) and the upward repricing of adjustable-rate mortgage-backed securities.

The Bank received $211,000 of cash dividends from FHLB – San Francisco stock and other equity investments in the first quarter of fiscal 2026, slightly higher than the $210,000 in the same quarter last year. The average balance of FHLB – San Francisco stock and other equity investments in the first quarter of fiscal 2026 was $10.3 million, up two percent from $10.1 million in the same quarter of fiscal 2025, while the average yield was 8.21 percent, down nine basis points from 8.30 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $374,000 in the first quarter of fiscal 2026, up four percent from $360,000 in the same quarter of fiscal 2025. The increase was due to a higher average balance, partly offset by a lower average yield. The average balance of interest-earning deposits increased $7.2 million, or 27 percent, to $33.5 million in the first quarter of fiscal 2026 from $26.3 million in the same quarter last year, primarily due to an increased liquidity position that has not been fully utilized for loan fundings. The average yield earned on interest-earning deposits in the first quarter of fiscal 2026 was 4.37 percent, down 98 basis points from 5.35 percent in the same quarter last year, due primarily to decreases in the interest rates paid on excess reserves as the Federal Reserve reduced the federal funds rate.

Interest Expense:

For the Quarters Ended September 30, 2025 and 2024. Total interest expense decreased $243,000 or four percent to $5.2 million in the first quarter of fiscal 2026 as compared to $5.5 million in the same quarter last year. The decrease was attributable to a lower interest expense on borrowings, partly offset by a higher interest expense on deposits.

Interest expense on deposits for the first quarter of fiscal 2026 was $3.0 million, a $162,000 or six percent increase compared to $2.8 million in the same quarter last year. The increase was attributable to a higher average cost of deposits and, to a lesser extent, a higher average balance. The average cost of deposits was 1.34 percent for the first quarter of fiscal 2026, up seven basis points from 1.27 percent in the same quarter last year, primarily due to a higher proportion of time deposits with a higher cost. Time deposits accounted for 35 percent of total deposits in the first quarter of fiscal 2026, compared to 30 percent in the same quarter last year. The average balance of deposits increased $4.4 million, or one percent, to $885.0 million in the first quarter of fiscal 2026 from $880.6 million in the same quarter last year due to an increase in time deposits, partly offset by decreases in transaction accounts. The average balance of time deposits (including brokered certificates of deposit) increased $42.3 million, or 16 percent, to $309.6 million in the first quarter of fiscal 2026 from $267.3 million in the same quarter last year, while the average balance of transaction accounts was $575.4 million in the first quarter of fiscal 2026, down $37.9 million, or six percent, from $613.3 million in the same quarter last year.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the first quarter of fiscal 2026 decreased $405,000, or 15 percent, to $2.2 million from $2.6 million in the same quarter last year. The decrease was primarily the result of a lower average balance and, to a lesser extent, a lower average cost of borrowings. The average balance of borrowings decreased $27.8 million or 13 percent to $192.9 million in the first quarter of fiscal 2026 from $220.7 million in the same quarter last year. The average cost of borrowings decreased 15 basis points to 4.59 percent in the first quarter of fiscal 2026 from 4.74 percent in the same quarter last year.

The following table sets forth certain information for the periods regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs thereof. Yields and costs for the periods indicated are derived by dividing income or expense, annualized, by the average monthly balance of corresponding assets or liabilities, respectively, for the periods presented.

Average Balance Sheets

	Quarter Ended			Quarter Ended
	September 30, 2025			September 30, 2024
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,039,533	$13,131	5.05%	$1,049,131	$13,023	4.97%
Investment securities	108,699	430	1.58%	129,571	482	1.49%
FHLB – San Francisco stock and other equity investments	10,286	211	8.21%	10,120	210	8.30%
Interest-earning deposits	33,512	374	4.37%	26,330	360	5.35%

Total interest-earning assets	1,192,030	14,146	4.75%	1,215,152	14,075	4.63%

Noninterest-earning assets	30,366			29,981

Total assets	$1,222,396			$1,245,133

Interest-bearing liabilities:
Checking and money market accounts(2)	$345,303	$51	0.06%	$371,270	$53	0.06%
Savings accounts	230,087	171	0.29%	242,023	112	0.18%
Time deposits	309,561	2,764	3.54%	267,289	2,659	3.95%

Total deposits(3)	884,951	2,986	1.34%	880,582	2,824	1.27%

Borrowings	192,853	2,230	4.59%	220,739	2,635	4.74%

Total interest-bearing liabilities	1,077,804	5,216	1.92%	1,101,321	5,459	1.97%

Noninterest-bearing liabilities	14,579			12,311

Total liabilities	1,092,383			1,113,632

Stockholders’ equity	130,013			131,501
Total liabilities and stockholders’ equity	$1,222,396			$1,245,133

Net interest income		$8,930			$8,616

Interest rate spread(4)			2.83%			2.66%
Net interest margin(5)			3.00%			2.84%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.60%			110.34%
Return on average assets			0.55%			0.61%
Return on average equity			5.17%			5.78%

(1)	Includes the average balance of non-performing loans of $1.4 million and $2.4 million and net deferred loan cost amortization of $340 thousand and $355 thousand for the quarters ended September 30, 2025 and 2024, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $81.3 million and $90.7 million during the quarters ended September 30, 2025 and 2024, respectively.
(3)	Includes the average balance of uninsured deposits of approximately $144.5 million and $121.2 million in the quarters ended September 30, 2025 and 2024, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on interest income and expense for the quarters ended September 30, 2025 and 2024. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended September 30, 2025 Compared
	To Quarter Ended September 30, 2024
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$229	$(119)	$(2)	$108
Investment securities	31	(78)	(5)	(52)
FHLB – San Francisco stock and other equity investments	(2)	3	—	1
Interest-earning deposits	(64)	96	(18)	14
Total net change in income on interest-earning assets	194	(98)	(25)	71

Interest-bearing liabilities:
Checking and money market accounts	—	(2)	—	(2)
Savings accounts	67	(5)	(3)	59
Time deposits	(272)	421	(44)	105
Borrowings	(83)	(333)	11	(405)
Total net change in expense on interest-bearing liabilities	(288)	81	(36)	(243)
Net increase (decrease) in net interest income	$482	$(179)	$11	$314

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for (Recovery of) Credit Losses:

For the Quarters Ended September 30, 2025 and 2024. During the first quarter of fiscal 2026, the Corporation recorded a recovery of credit losses of $626,000, down $71,000 or 10 percent from a $697,000 recovery of credit losses recorded during the same period last year. The recovery was primarily concentrated in single-family mortgage loans, with a smaller contribution from multi-family mortgage loans. The decrease compared to the prior year was primarily due to the impact of a shortening expected average life of the loan portfolio, attributable to declining mortgage rates, which increased expected prepayments and reduced the expected lifetime losses on certain loan classes.

At September 30, 2025, the ACL on loans held for investment was $5.8 million, all of which was comprised of collectively evaluated allowances. This represents a 10 percent decrease from the ACL on loans held for investment of $6.4 million at June 30, 2025, which was also entirely comprised of collectively evaluated allowances. The ACL on loans as a percentage of gross loans held for investment was 0.56 percent at September 30, 2025, down from 0.62 percent at June 30, 2025. The decrease in the ACL on loans was due primarily to the recovery of credit losses recorded in the first quarter of fiscal 2026 totaling $626,000, which included an $18,000 provision to the unfunded loan commitment reserve.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the quarters ended September 30, 2025 and 2024.

The changes in the ACL on LHFI for the quarter ended September 30, 2025:

The changes in the ACL on LHFI for the quarter ended September 30, 2024:

Management believes the ACL on loans sufficient to absorb expected losses in loans held for investment as of September 30, 2025, and continues to monitor economic conditions, borrower credit quality, and prepayment activity, which could impact the allowance in future periods. See “Asset Quality” below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding the ACL on LHFI.

Non-Interest Income:

For the Quarters Ended September 30, 2025 and 2024. Non-interest income decreased by $86,000, or 10 percent, to $813,000 in the first quarter of fiscal 2026 from $899,000 in the same period last year, primarily due to a $77,000, or 44 percent, decline in other non-interest income due to unrealized losses of other equity investments and, to a lesser extent, declines in deposit account fees, and card and processing fees, partly offset by a $42,000, or 40 percent, increase in loan servicing and other fees due to higher loan prepayment fees.

Non-Interest Expense:

For the Quarters Ended September 30, 2025 and 2024. Non-interest expense increased $111,000, or one percent, to $7.63 million in the first quarter of fiscal 2026 from $7.52 million for the same quarter last year. The increase was primarily due to a $137,000, or three percent, increase in salaries and employee benefits expenses and a $63,000, or 18 percent, increase in equipment expense, partly offset by decreases in sales and marketing, deposit insurance and regulatory assessments, and other operating expenses. The higher salaries and employee benefits expenses were primarily due to an increase in compensation expenses resulting from annual merit salary adjustments, partly offset by a decrease in retirement plan benefit expenses. The increase in equipment expense was due to software upgrades and maintenance.

Provision for Income Taxes:

For the Quarters Ended September 30, 2025 and 2024. The income tax provision was $1.1 million for the first quarter of fiscal 2026, up 34 percent from $789,000 in the same quarter last year primarily due to a $251,000 adjustment attributable to the write-off of deferred tax assets associated with expired non-qualified stock options, which reduced the expected tax benefit. The effective tax rate in the first quarter of fiscal 2026 was 38.5 percent as compared to 29.3 percent in the same quarter last year.

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

Asset Quality

Non-performing assets were comprised of five non-performing single-family loans and two multi-family loans at September 30, 2025, compared to seven non-performing single-family loans and one multi-family loan at June 30, 2025. These non-performing loans, net of the ACL, were secured by collateral located in California and totaled $1.9 million at September 30, 2025, up 34 percent from $1.4 million at June 30, 2025. Non-performing loans as a percentage of LHFI at September 30, 2025 was 0.18 percent, compared to 0.14 percent at June 30, 2025. No interest accruals were made for non-performing loans. There were no accruing loans 90 days or more past due, and no real estate owned at either September 30, 2025 or June 30, 2025. For further analysis on non-performing loans, see the tables below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of ACL, at the dates indicated:

	At September 30,	At June 30,
(In Thousands)	2025	2025
Loans on non-performing status
Mortgage loans:
Single-family	$568	$948
Multi-family	1,320	466
Total	1,888	1,414

Accruing loans past due 90 days or more	—	—

Total non-performing loans	1,888	1,414

Real estate owned, net	—	—
Total non-performing assets	$1,888	$1,414

Non-performing loans as a percentage of LHFI, net of ACL	0.18%	0.14%

Non-performing loans as a percentage of total assets	0.15%	0.11%

Non-performing assets as a percentage of total assets	0.15%	0.11%

The following table summarizes classified assets, which is comprised of classified loans, net of ACL and real estate owned, if any, at the dates indicated:

	At September 30, 2025		At June 30, 2025
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$756	1	$62	1
Commercial real estate	999	1	1,003	1
Total special mention loans	1,755	2	1,065	2

Substandard loans:
Mortgage loans:
Single-family	568	5	1,233	8
Multi-family	4,732	5	2,680	4
Total substandard loans	5,300	10	3,913	12

Total classified loans	7,055	12	4,978	14

Real estate owned	—	—	—	—

Total classified assets	$7,055	12	$4,978	14

Total classified assets as a percentage of total assets	0.57%		0.40%

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

Loan Volume Activities

The following table provides details related to the volume of loan originations, sales and principal payments for the quarters indicated:

	For the Quarter Ended
	September 30,
(In Thousands)	2025	2024
Loans originated for sale:
Wholesale originations	$2,060	$2,152
Total loans originated for sale	2,060	2,152

Loans sold:
Servicing retained	(2,060)	(2,152)
Total loans sold	(2,060)	(2,152)

Loans originated for investment:
Mortgage loans:
Single-family	19,124	22,449
Multi-family	8,504	5,190
Commercial real estate	2,012	1,260
Commercial business loans	—	50
Total loans originated for investment	29,640	28,949

Loan principal payments	(34,532)	(34,031)
Increase in other items, net⁽¹⁾	923	736

Net decrease in LHFI	$(3,969)	$(4,346)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of LHFI and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first three months of fiscal 2026 and 2025, the Corporation originated loans held for investment of $29.6 million and $28.9 million, respectively, with no loan purchases during either period. At September 30, 2025, the Corporation had loan origination commitments totaling $12.1 million, undisbursed lines of credit totaling $2.5 million and undisbursed loan funds totaling $299,000. The Corporation anticipates having sufficient funds available to meet its current loan funding commitments. During the first three months of fiscal 2026 and 2025, total loan repayments were $34.5 million and $34.0 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first three months of fiscal 2026, total deposits decreased $14.0 million, or two percent, to $874.8 million, due to a decline in brokered certificates of deposit. Time deposits, including brokered certificates of deposit, were $309.0 million and $312.3 million at September 30, 2025 and June 30, 2025, respectively. At September 30, 2025, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $183.3 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $91.8 million. Historically, the Corporation has been able to retain most of its time deposits as they mature.

The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At September 30, 2025, total cash and cash equivalents were $49.4 million, or four percent of total assets, to meet short-term liquidity needs. Depending on market conditions and the pricing of deposit products, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of September 30, 2025, total borrowings were $213.1 million and the financing availability at the FHLB – San Francisco was limited to 40 percent of total assets. As a result, the remaining borrowing capacity available at the FHLB – San Francisco was $279.0 million and the remaining available collateral was $368.4 million at September 30, 2025. In addition, the Bank has a $143.3 million discount window facility at the FRB of San Francisco, collateralized by investment securities and single-family loans with a total balance of $244.4 million. As of September 30, 2025, the Bank also has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under its discount window or correspondent bank facilities as of September 30, 2025.

The Bank continues to maintain accounts with both the FHLB - San Francisco and FRB of San Francisco to ensure that borrowing capacity is continuously reviewed and updated and can be accessed promptly if required. This includes establishing accounts and pledging assets as needed to optimize available liquidity. The total remaining available borrowing capacity across all sources totaled approximately $472.3 million at September 30, 2025.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2025 was 8.7 percent, down from 8.9 percent for the quarter ended June 30, 2025.

On January 23, 2025, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period. The Corporation plans to purchase shares periodically in the open market or through privately negotiated transactions, subject to market conditions, the Corporation’s capital requirements, available cash, and other relevant factors. For the first three months of fiscal 2026, the Corporation purchased 66,707 shares of its common stock under the stock repurchase plan at a weighted average price of $15.75 per share. As of September 30, 2025, 150,321 shares or 45 percent of authorized common stock under the current plan remain available for purchase.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’ primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are general regulatory restrictions on the ability of the Bank to pay dividends. Future dividend payments are subject to the Board’s discretion and applicable regulatory restrictions. The Corporation currently pays quarterly cash dividends on its common stock which may be modified, suspended, or terminated at any time. Our current quarterly common stock dividend rate is $0.14 per share, which intended to balance the Corporation’s objectives of supporting the Bank’s operations and returning cash to shareholders. Assuming continued cash dividend payments during fiscal 2026 at $0.14 per share, our average total dividend paid each quarter would be approximately $912,000 based on the number of outstanding shares at September 30, 2025. At September 30, 2025, the Corporation (on an unconsolidated basis) had liquid assets of $11.6 million.

The Bank, as a federally-chartered, federally insured savings bank, is subject to the capital requirements established by the OCC. Under the OCC’s capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

At September 30, 2025, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at September 30, 2025 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is also subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of September 30, 2025
Tier 1 leverage capital (to adjusted average assets)	$116,723	9.55%	$48,885	4.00%	$61,106	5.00%
CET1 capital (to risk-weighted assets)	$116,723	18.19%	$44,927	7.00%	$41,718	6.50%
Tier 1 capital (to risk-weighted assets)	$116,723	18.19%	$54,554	8.50%	$51,345	8.00%
Total capital (to risk-weighted assets)	$122,553	19.09%	$67,390	10.50%	$64,181	10.00%

As of June 30, 2025
Tier 1 leverage capital (to adjusted average assets)	$125,198	10.11%	$49,536	4.00%	$61,921	5.00%
CET1 capital (to risk-weighted assets)	$125,198	19.50%	$44,941	7.00%	$41,731	6.50%
Tier 1 capital (to risk-weighted assets)	$125,198	19.50%	$54,571	8.50%	$51,361	8.00%
Total capital (to risk-weighted assets)	$131,654	20.51%	$67,411	10.50%	$64,201	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.

In addition to the minimum Tier 1, CET1 and Total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At September 30, 2025, the Bank’s capital exceeded the conservation buffer.

If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders. The Bank may not declare or pay a cash dividend if the effect thereafter would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation. On September 25, 2025, the Bank paid a $10.5 million cash dividend to the Holding Company.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2025	2025	2024

Loans serviced for others (in thousands)	$36,032	$34,423	$34,950

Book value per share	$19.72	$19.54	$19.15

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

In addition, the Corporation maintains an investment portfolio, which is largely comprised of U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years. The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances, brokered certificates of deposit and government deposits as a secondary source of funding. Management believes retail deposits, unlike brokered certificates of deposit, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to seven years.

Using an internal interest rate risk model, the Corporation is able to analyze the Bank’s interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet commitments, if any. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no consideration given to steps that management might take to counter the effect of the interest rate movement. As of September 30, 2025, the targeted federal funds rate range was 4.00% to 4.25%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2025 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$136,177	$(15,356)	$1,242,507	10.96%	-100	bp
+200 bp	$148,261	$(3,272)	$1,257,459	11.79%	-17	bp
+100 bp	$153,867	$2,334	$1,265,977	12.15%	19	bp
Base Case	$151,533	$—	$1,266,601	11.96%	—
-100 bp	$145,661	$(5,872)	$1,263,732	11.53%	-43	bp
-200 bp	$132,636	$(18,897)	$1,253,758	10.58%	-138	bp
-300 bp	$134,924	$(16,609)	$1,259,147	10.72%	-124	bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change to the NPV at September 30, 2025 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of assets.
(3)	Derived from the change in the NPV as a Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at September 30, 2025 and June 30, 2025, each of which scenarios were the most severe shock of plus or minus 200 basis point rate shocks.

	At September 30, 2025		At June 30, 2025
	(-200 bp rate shock)		(-200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.96%		12.15%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.58%		11.17%
Sensitivity Measure: Change in NPV Ratio	-138	bp	-98	bp

The Bank’s interest rate risk profile deteriorated during the first three months of fiscal 2026, as evidenced by decreases in both the pre-shock and post-shock NPV ratios. The pre-shock NPV ratio decreased 19 basis points to 11.96 percent at September 30, 2025 from 12.15 percent at June 30, 2025, and the post-shock NPV ratio decreased 59 basis points to 10.58 percent at September 30, 2025 from 11.17 percent at June 30, 2025. These changes were primarily attributable to a $10.5 million cash dividend distribution from the Bank to Provident Financial Holdings in September 2025, the changes in market interest rates and the composition of the balance sheet, partly offset by the net income in the first three months of fiscal 2026. The Bank’s NPV sensitivity measure, which reflects the change in economic value of equity under a -200-basis point rate shock, increased to 138 basis points at September 30, 2025 from 98 basis points at June 30, 2025. The overall results indicate a strong capital position and resilience to changes in interest rates, consistent with the Corporation’s risk management strategy.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumptions used when calculating the results described in the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM loans could result in an increase in delinquencies and defaults. Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Bank.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of September 30, 2025:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of September 30, 2025
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$43,087	$—	$—	$6,320	$49,407
Investment securities	5,694	—	—	99,727	105,421
Loans held for investment	299,601	226,159	206,284	309,732	1,041,776
FHLB – San Francisco stock and other equity investments	10,270	—	—	—	10,270
Other assets	4,180	—	—	19,753	23,933
Total assets	$362,832	$226,159	$206,284	$435,532	$1,230,807

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	$—	$—	$—	$79,007	$79,007
Checking deposits - interest bearing	35,106	70,211	70,211	58,510	234,038
Savings deposits	45,723	91,446	91,447	—	228,616
Money market deposits	12,083	12,082	—	—	24,165
Time deposits	275,052	28,631	4,981	349	309,013
Borrowings	178,000	35,066	—	—	213,066
Other liabilities	1,098	—	—	13,434	14,532
Stockholders' equity	—	—	—	128,370	128,370
Total liabilities and stockholders' equity	$547,062	$237,436	$166,639	$279,670	$1,230,807

Repricing gap (negative) positive	$(184,230)	$(11,277)	$39,645	$155,862	$—
Cumulative repricing gap:
Dollar amount	$(184,230)	$(195,507)	$(155,862)	$—	$—
Percent of total assets	(15)%	(16)%	(13)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Bank’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 and +100, and -100, -200 and -300 basis points.

The following table describes the results of the sensitivity of the Bank’s net interest income analysis at September 30, 2025 and June 30, 2025.

At September 30, 2025		At June 30, 2025
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-2.30%	+300 bp	-1.35%
+200 bp	+1.50%	+200 bp	+2.01%
+100 bp	+2.18%	+100 bp	+2.23%
-100 bp	-1.45%	-100 bp	-1.80%
-200 bp	-3.03%	-200 bp	-3.24%
-300 bp	-9.12%	-300 bp	-6.38%

At both September 30, 2025 and June 30, 2025, the Bank was in a slightly asset sensitive position as its interest-earning assets were expected to reprice more favorably than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except under the +300 basis point scenario. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

Management believes the assumptions used in the analysis presented in the table above are reasonable. However, historical experience indicates that immediate, permanent, and parallel shifts in interest rates do not necessarily occur. While the analysis provides a tool to evaluate projected net interest income under changes in interest rates, actual results may differ significantly if actual experience varies from the assumptions, particularly with respect to the 12-month business plan and projected asset growth. Accordingly, the results of this model should be considered a risk management tool to assess trends in the Corporation’s disclosures, over time, in the context of actual the treasury yield curve performance.

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2025 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2025 Annual Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2026.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
July 1, 2025 – July 31, 2025	—	$—	—	217,028
August 1, 2025 – August 31, 2025	13,038	$15.50	13,038	203,990
September 1, 2025 – September 30, 2025	53,669	$15.82	53,669	150,321
Total	66,707	$15.75	66,707	150,321

(1)	On January 23, 2025, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period. The Corporation may purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Trading Plans. During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2

Form of Severance Agreement with Avedis Demirdjian, Peter C. Fan, Glee A. Harris, Robert "Scott" Ritter, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K dated May 23, 2025)

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 7, 2025	/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 7, 2025	/s/ Peter C. Fan
Peter C. Fan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)