Form 10-Q
period 2025-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2026-02-06
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2025

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2026, there were 6,375,020 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of December 31, 2025 and June 30, 2025	1
	Condensed Consolidated Statements of Operations for the Quarters and Six Months ended December 31, 2025 and 2024	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters and Six Months ended December 31, 2025 and 2024	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters and Six Months ended December 31, 2025 and 2024	4
	Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2025 and 2024	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	43
	Safe-Harbor Statement	43
	Critical Accounting Estimates	45
	Executive Summary and Operating Strategy	45
	Commitments and Derivative Financial Instruments	46
	Comparison of Financial Condition at December 31, 2025 and June 30, 2025	46
	Comparison of Operating Results for the Quarters and Six Months ended December 31, 2025 and 2024	48
	Asset Quality	58
	Loan Volume Activities	60
	Liquidity and Capital Resources	60
	Supplemental Information	62

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	62

ITEM 4 -	Controls and Procedures	67

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	67
ITEM 1A -	Risk Factors	68
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	68
ITEM 3 -	Defaults Upon Senior Securities	68
ITEM 4 -	Mine Safety Disclosures	68
ITEM 5 -	Other Information	68
ITEM 6 -	Exhibits	69

SIGNATURES		70

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share and Per Share Information

	December 31,	June 30,
	2025	2025
Assets
Cash and cash equivalents	$54,370	$53,090
Investment securities - held to maturity, at cost with no allowance for credit losses	98,899	109,399
Investment securities - available for sale, at fair value	1,404	1,607
Loans held for investment, net of allowance for credit losses of $5.6 million and $6.4 million, respectively; includes $1.0 million and $1.0 million of loans held at fair value, respectively; $642.3 million and $734.4 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $310.0 million and $227.0 million pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,037,655	1,045,745
Accrued interest receivable	4,106	4,215
FHLB - San Francisco stock and other equity investments, includes $721 and $730 of other equity investments at fair value, respectively	10,289	10,298
Premises and equipment, net	9,836	9,324
Prepaid expenses and other assets	11,333	11,935

Total assets	$1,227,892	$1,245,613

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$75,316	$83,566
Interest-bearing deposits	797,118	805,206
Total deposits	872,434	888,772

Borrowings	213,060	213,073
Accounts payable, accrued interest and other liabilities	14,907	15,223
Total liabilities	1,100,401	1,117,068

Commitments and Contingencies (Notes 6 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (40,000,000 and 40,000,000 shares authorized, 18,229,615 and 18,229,615 shares issued, and 6,414,751 and 6,577,718 shares outstanding, respectively)	183	183
Additional paid-in capital	99,434	99,149
Retained earnings	213,693	212,403
Treasury stock at cost (11,814,864 and 11,651,897 shares, respectively)	(185,836)	(183,207)
Accumulated other comprehensive income, net of tax	17	17

Total stockholders’ equity	127,491	128,545

Total liabilities and stockholders’ equity	$1,227,892	$1,245,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Interest income:
Loans receivable, net	$13,072	$13,050	$26,203	$26,073
Investment securities	411	471	841	953
FHLB - San Francisco stock and other equity investments	214	213	425	423
Interest-earning deposits	253	287	627	647
Total interest income	13,950	14,021	28,096	28,096

Interest expense:
Checking and money market deposits	56	51	107	104
Savings deposits	197	117	368	229
Time deposits	2,672	2,506	5,436	5,165
Borrowings	2,101	2,588	4,331	5,223
Total interest expense	5,026	5,262	10,242	10,721

Net interest income	8,924	8,759	17,854	17,375
(Recovery of) provision for credit losses	(158)	586	(784)	(111)
Net interest income, after (recovery of) provision for credit losses	9,082	8,173	18,638	17,486

Non-interest income:
Loan servicing and other fees	176	60	322	164
Deposit account fees	273	282	538	580
Card and processing fees	286	300	588	620
Other	182	203	282	380
Total non-interest income	917	845	1,730	1,744

Non-interest expense:
Salaries and employee benefits	4,783	4,826	9,553	9,459
Premises and occupancy	851	917	1,798	1,868
Equipment	479	379	885	722
Professional	442	412	856	838
Sales and marketing	158	187	306	360
Deposit insurance premium and regulatory assessments	177	190	342	373
Other	1,059	883	1,843	1,697
Total non-interest expense	7,949	7,794	15,583	15,317

Income before income taxes	2,050	1,224	4,785	3,913
Provision for income taxes	614	352	1,668	1,141
Net income	$1,436	$872	$3,117	$2,772

Basic earnings per share	$0.22	$0.13	$0.48	$0.41
Diluted earnings per share	$0.22	$0.13	$0.47	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$1,436	$872	$3,117	$2,772

Change in unrealized holding (loss) income on securities available for sale and interest-only strips	(1)	1	—	26
Income tax expense	—	—	—	(8)
Other comprehensive (loss) income	(1)	1	—	18
Total comprehensive income	$1,435	$873	$3,117	$2,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended December 31, 2025 and 2024:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2025	6,511,011	$183	$99,306	$213,163	$(184,300)	$18	$128,370

Net income				1,436			1,436
Other comprehensive loss						(1)	(1)
Purchase of treasury stock	(96,260)				(1,536)		(1,536)
Amortization of restricted stock			102				102
Stock options expense			26				26
Cash dividends(1)				(906)			(906)

Balance at December 31, 2025	6,414,751	$183	$99,434	$213,693	$(185,836)	$17	$127,491

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2025.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at September 30, 2024	6,769,247	$183	$98,711	$210,853	$(180,155)	$14	$129,606

Net income				872			872
Other comprehensive income						1	1
Purchase of treasury stock	(63,556)				(1,030)		(1,030)
Awards of restricted stock			(91)		91		—
Amortization of restricted stock			111				111
Stock options expense			16				16
Cash dividends(1)				(946)			(946)

Balance at December 31, 2024	6,705,691	$183	$98,747	$210,779	$(181,094)	$15	$128,630

(1)	Cash dividends of $0.14 per share were paid in the quarter ended December 31, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended December 31, 2025 and 2024:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2025	6,577,718	$183	$99,149	$212,403	$(183,207)	$17	$128,545

Net income				3,117			3,117
Other comprehensive income						—	—
Purchase of treasury stock	(162,967)				(2,595)		(2,595)
Forfeiture of restricted stock			34		(34)		—
Amortization of restricted stock			205				205
Stock options expense			46				46
Cash dividends(1)				(1,827)			(1,827)

Balance at December 31, 2025	6,414,751	$183	$99,434	$213,693	$(185,836)	$17	$127,491

(1)	Cash dividends of $0.28 per share were paid during the six months ended December 31, 2025.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2024	6,847,821	$183	$98,532	$209,914	$(178,685)	$(3)	$129,941

Net income				2,772			2,772
Other comprehensive income						18	18
Purchase of treasury stock(1)	(165,955)				(2,494)		(2,494)
Distribution of restricted stock	23,825						—
Awards of restricted stock			(91)		91		—
Forfeiture of restricted stock			6		(6)		—
Amortization of restricted stock			266				266
Stock options expense			34				34
Cash dividends(2)				(1,907)			(1,907)

Balance at December 31, 2024	6,705,691	$183	$98,747	$210,779	$(181,094)	$15	$128,630

(1)	Includes 8,758 shares acquired upon vesting of restricted stock in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.28 per share were paid during the six months ended December 31, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,117	$2,772
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,832	1,816
Recovery of credit losses	(784)	(111)
Net unrealized loss (gain) on other equity investments	9	(110)
Stock-based compensation	251	300
Provision for deferred income taxes	124	351
Decrease in accounts payable, accrued interest and other liabilities	(1,512)	(1,992)
Decrease (increase) in prepaid expenses and other assets	678	(143)
Net cash provided by operating activities	3,715	2,883

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	8,006	(1,251)
Principal payments from investment securities - held to maturity	10,363	10,956
Principal payments from investment securities - available for sale	202	125
Purchase of premises and equipment	(231)	(188)
Net cash provided by investing activities	18,340	9,642

Cash flows from financing activities:
Net decrease in deposits	(16,338)	(20,833)
Proceeds from long-term borrowings	54,000	62,000
Repayments of long-term borrowings	(46,015)	(20,000)
Repayments of short-term borrowings, net	(8,000)	(35,000)
Treasury stock purchases	(2,595)	(2,494)
Withholding taxes on stock-based compensation	—	(128)
Cash dividends	(1,827)	(1,907)
Net cash used for financing activities	(20,775)	(18,362)

Net increase (decrease) in cash and cash equivalents	1,280	(5,837)
Cash and cash equivalents at beginning of period	53,090	51,376
Cash and cash equivalents at end of period	$54,370	$45,539
Supplemental information:
Cash paid for interest	$10,751	$11,340
Cash paid for income taxes	$1,280	$1,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2025

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2025 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“2025 Annual Form 10-K”). The results of operations for the quarter and six months ended December 31, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2026.

Note 2: Accounting Standard Updates (“ASU”)

ASU 2025-08:

In November 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-08 to update ASC 326: Financial Instruments – Credit Losses to address concerns regarding complexity and lack of comparability in the accounting for purchased loans under the current credit loss standard (Topic 326). This ASU removes the previous distinction in accounting between purchased credit-deteriorated (“PCD”) assets and non-PCD assets by applying the gross-up accounting method; formerly used only for PCD assets, to most acquired loans. These loans will now be designated as purchased seasoned loans (“PSLs”). This change eliminates the Day-1 credit loss expense on PSLs, which the industry considered a double-count of expected losses on acquired performing loans, by recognizing expected credit losses at acquisition without immediate impact to earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim reporting period, it should apply the amendments as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Corporation is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

ASU 2024-03:

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU 2024-03 requires public business entities (“PBEs”) to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant expense captions because they include one or more of the five natural expense categories identified in this ASU. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Corporation is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

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

As of December 31, 2025 and 2024, there were outstanding stock options to purchase 229,000 shares and 223,000 shares of the Corporation’s common stock, respectively. As of December 31, 2025 and 2024, there were 89,000 and 95,000 outstanding stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive. As of

December 31, 2025 and 2024, there were outstanding restricted stock awards of 140,900 shares and 162,200 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2025 and 2024, respectively.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands, Except Earnings Per Share)	2025	2024	2025	2024
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$1,436	$872	$3,117	$2,772

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	6,462	6,745	6,514	6,789

Less effect of dilutive shares:
Stock options	12	13	10	6
Restricted stock	57	35	54	33

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	6,531	6,793	6,578	6,828

Basic earnings per share	$0.22	$0.13	$0.48	$0.41
Diluted earnings per share	$0.22	$0.13	$0.47	$0.41

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2025 and June 30, 2025 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
December 31, 2025	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$94,281	$144	$(8,197)	$86,228	$94,281
U.S. government sponsored enterprise CMO(2)	4,404	18	(56)	4,366	4,404
U.S. SBA securities(3)	214	—	(2)	212	214
Total investment securities - held to maturity	98,899	162	(8,255)	90,806	98,899

Available for sale
U.S. government agency MBS(1)	932	11	—	943	943
U.S. government sponsored enterprise MBS(1)	378	9	—	387	387
Private issue CMO(2)	74	—	—	74	74
Total investment securities - available for sale	1,384	20	—	1,404	1,404
Total investment securities	$100,283	$182	$(8,255)	$92,210	$100,303

(1)Mortgage-Backed Securities (“MBS”)
(2)Collateralized Mortgage Obligations (“CMO”)
(3)Small Business Administration (“SBA”)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2025	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$104,549	$127	$(10,305)	$94,371	$104,549
U.S. government sponsored enterprise CMO	4,525	14	(108)	4,431	4,525
U.S. SBA securities	325	—	(1)	324	325
Total investment securities - held to maturity	109,399	141	(10,414)	99,126	109,399

Available for sale
U.S. government agency MBS	1,072	10	—	1,082	1,082
U.S. government sponsored enterprise MBS	436	10	—	446	446
Private issue CMO	79	—	—	79	79
Total investment securities - available for sale	1,587	20	—	1,607	1,607
Total investment securities	$110,986	$161	$(10,414)	$100,733	$111,006

In the second quarter of fiscal 2026 and 2025, the Corporation received MBS principal payments of $5.1 million and $5.3 million, respectively, and there were no purchases or sales of investment securities during both periods.

For the first six months of fiscal 2026 and 2025, the Corporation received MBS principal payments of $10.6 million and $11.1 million, respectively, and there were no purchases or sales of investment securities during these periods.

The Corporation held investments with an unrealized loss position of $8.3 million at December 31, 2025 and $10.4 million at June 30, 2025 as follows:

As of December 31, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$82,396	$8,197	$82,396	$8,197
U.S. government sponsored enterprise CMO	—	—	3,365	56	3,365	56
U.S. SBA securities	—	—	212	2	212	2
Total investment securities - held to maturity	—	—	85,973	8,255	85,973	8,255

Available for sale
U.S government agency MBS	31	—	13	—	44	—
Private issue CMO	—	—	16	—	16	—
Total investment securities - available for sale	31	—	29	—	60	—
Total investment securities	$31	$—	86,002	$8,255	$86,033	$8,255

As of June 30, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$90,022	$10,305	$90,022	$10,305
U.S. government sponsored enterprise CMO	—	—	3,435	108	3,435	108
U.S. SBA securities	324	1	—	—	324	1
Total investment securities - held to maturity	324	1	93,457	10,413	93,781	10,414

Available for sale
U.S government agency MBS	37	—	13	—	50	—
Private issue CMO	—	—	17	—	17	—
Total investment securities - available for sale	37	—	30	—	67	—
Total investment securities	$361	$1	$93,487	$10,413	$93,848	$10,414

On a quarterly basis, the Corporation evaluates the allowance for credit losses for its investment securities held to maturity and the credit losses for its investment securities held for sale based on Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.” At December 31, 2025, all of the $8.3 million of unrealized holding losses were in a loss position for 12 months or more; while at June 30, 2025, all $10.4 million of unrealized holding losses were in a loss position for 12 months or more, except $1,000 of unrealized holding losses that were in a loss position for less than 12 months. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity recorded at amortized cost or available for sale recorded at fair market value as prescribed by GAAP. As part of the Corporation’s monthly risk assessment, the Corporation prepares a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment securities before the recovery of its amortized cost basis. The results of these liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized cost is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized cost. There was no allowance for credit losses (“ACL”) on investment securities held to maturity and there was no impairment of investment securities available for sale at December 31, 2025 and June 30, 2025.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. As of December 31, 2025, the Bank had a remaining borrowing capacity of $213.1 million at the FHLB of San Francisco and  an estimated $193.3 million discount window facility at the FRB of San Francisco. In addition, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of December 31, 2025. The total remaining available borrowing capacity across all sources totaled approximately $456.4 million at December 31, 2025.

At June 30, 2025, the Bank had a remaining borrowing capacity of $282.3 million at the FHLB of San Francisco and an estimated $142.5 million discount window facility at the FRB of San Francisco. In addition, the Bank also had an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or the correspondent bank facility as of June 30, 2025. The total remaining available borrowing capacity across all sources totaled approximately $474.8 million at June 30, 2025.

Contractual maturities of investment securities as of December 31, 2025 and June 30, 2025 were as follows:

	December 31, 2025		June 30, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$152	$150	$69	$68
Due after one through five years	17,682	16,951	4,921	4,760
Due after five through ten years	49,505	45,779	40,773	38,224
Due after ten years	31,560	27,926	63,636	56,074
Total investment securities - held to maturity	98,899	90,806	109,399	99,126

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,288	1,307	1,483	1,501
Due after ten years	96	97	104	106
Total investment securities - available for sale	1,384	1,404	1,587	1,607
Total investment securities	$100,283	$92,210	$110,986	$100,733

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	December 31,	June 30,
(In Thousands)	2025	2025
Mortgage loans:
Single-family	$553,311	$544,425
Multi-family	408,289	423,417
Commercial real estate	70,942	72,766
Construction	812	402
Other	88	89
Commercial business loans	22	1,267
Consumer loans	58	57
Total loans held for investment, gross	1,033,522	1,042,423

Advance payments of escrows	196	293
Deferred loan costs, net	9,571	9,453
ACL on loans	(5,634)	(6,424)
Total loans held for investment, net	$1,037,655	$1,045,745

The following table sets forth information at December 31, 2025 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. At both December 31, 2025 and June 30, 2025, fixed rate loans comprised 10 percent of loans held for investment. Adjustable rate loans that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$51,057	$74,378	$122,473	$200,087	$105,316	$553,311
Multi-family	220,982	122,349	61,380	3,488	90	408,289
Commercial real estate	27,461	34,266	8,849	—	366	70,942
Construction	812	—	—	—	—	812
Other	—	—	—	—	88	88
Commercial business loans	—	—	—	—	22	22
Consumer loans	58	—	—	—	—	58
Total loans held for investment, gross	$300,370	$230,993	$192,702	$203,575	$105,882	$1,033,522

The following tables present the Corporation’s commercial real estate loans by property types and loan-to-value ( “LTV”) ratio as of December 31, 2025 and June 30, 2025:

	Owner	Non-Owner		% of Total	Weighted
December 31, 2025	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,226	$18,537	$23,763	33%	39%
Mixed use (2)	272	15,410	15,682	22	34%
Retail	—	8,333	8,333	12	33%
Warehouse	1,312	7,175	8,487	12	29%
Medical/dental office	2,485	3,782	6,267	9	41%
Mobile home park	—	6,678	6,678	9	37%
Restaurant/fast food	675	491	1,166	2	45%
Automotive - non gasoline	—	566	566	1	26%
Total commercial real estate	$9,970	$60,972	$70,942	100%	36%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.3 million in Office/Retail, $5.8 million in Multi-family/Retail, $2.4 million in Other Mixed Use, $732 thousand in Multi-family/Commercial and $385 thousand in Multi-family/Office.

	Owner	Non-Owner		% of Total	Weighted
June 30, 2025	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars in Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,666	$19,895	$25,561	35%	41%
Mixed use (2)	279	14,330	14,609	20	33%
Retail	—	8,001	8,001	11	31%
Warehouse	1,332	7,869	9,201	13	30%
Mobile home park	—	6,761	6,761	9	37%
Medical/dental office	2,511	4,377	6,888	9	43%
Restaurant/fast food	681	493	1,174	2	46%
Automotive - non gasoline	—	571	571	1	26%
Total commercial real estate	$10,469	$62,297	$72,766	100%	37%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.4 million in Office/Retail, $5.3 million in Multi-family/Retail, $1.6 million in Other Mixed Use, $739 thousand in Multi-family/Commercial and $559 thousand in Multi-family/Office..

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of December 31, 2025 and June 30, 2025:

	Inland		Southern		Other
December 31, 2025	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$244	5%	$4,802	92%	$180	3%	$5,226	100%
Mixed use	—	—%	—	—%	272	100%	272	100%
Warehouse	—	—%	945	72%	367	28%	1,312	100%
Medical/dental office	267	11%	2,218	89%	—	—%	2,485	100%
Restaurant/fast food	—	—%	675	100%	—	—%	675	100%
Total owner occupied	511	5%	8,640	87%	819	8%	9,970	100%

Non-owner occupied:
Office	4,248	23%	11,777	63%	2,512	14%	18,537	100%
Mixed use	1,023	7%	6,517	42%	7,870	51%	15,410	100%
Retail	1,015	12%	3,720	45%	3,598	43%	8,333	100%
Warehouse	472	7%	3,911	54%	2,792	39%	7,175	100%
Mobile home park	4,694	70%	347	5%	1,637	25%	6,678	100%
Medical/dental office	1,220	32%	1,901	50%	661	18%	3,782	100%
Restaurant/fast food	—	—%	491	100%	—	—%	491	100%
Automotive - non gasoline	—	—%	566	100%	—	—%	566	100%
Total non-owner occupied	12,672	21%	29,230	48%	19,070	31%	60,972	100%

Total commercial real estate	$13,183	19%	$37,870	53%	$19,889	28%	$70,942	100%

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

	Inland		Southern		Other
June 30, 2025	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$630	11%	$4,852	86%	$184	3%	$5,666	100%
Mixed use	—	—%	—	—%	279	100%	279	100%
Warehouse	—	—%	959	72%	373	28%	1,332	100%
Medical/dental office	271	11%	2,240	89%	—	—%	2,511	100%
Restaurant/fast food	—	—	681	100%	—	—%	681	100%
Total owner occupied	901	9%	8,732	83%	836	8%	10,469	100%

Non-owner occupied:
Office	3,837	19%	13,488	68%	2,570	13%	19,895	100%
Mixed use	449	3%	6,297	44%	7,584	53%	14,330	100%
Retail	1,026	13%	3,296	41%	3,679	46%	8,001	100%
Warehouse	1,064	13%	3,992	51%	2,813	36%	7,869	100%
Mobile home park	4,754	70%	351	5%	1,656	25%	6,761	100%
Medical/dental office	1,713	39%	1,993	46%	671	15%	4,377	100%
Restaurant/fast food	—	—%	493	100%	—	—%	493	100%
Automotive - non gasoline	—	—%	571	100%	—	—%	571	100%
Total non-owner occupied	12,843	21%	30,481	49%	18,973	30%	62,297	100%

Total commercial real estate	$13,744	19%	$39,213	54%	$19,809	27%	$72,766	100%

(1)	Inland Empire comprised of San Bernardino and Riverside counties.
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

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of December 31, 2025:

December 31, 2025	Term Loans by Year of Origination						Revolving
(In Thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$77,817	$43,555	$48,171	$188,867	$138,365	$56,001	$-	$552,776
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	535	-	535
Total single-family	77,817	43,555	48,171	188,867	138,365	56,536	-	553,311
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	31,744	21,550	23,237	67,545	81,549	181,182	-	406,807
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	461	1,021	-	1,482
Total multi-family	31,744	21,550	23,237	67,545	82,010	182,203	-	408,289
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	5,913	5,033	12,332	22,470	3,828	21,366	-	70,942
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	5,913	5,033	12,332	22,470	3,828	21,366	-	70,942
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	606	206	-	-	-	-	-	812
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	606	206	-	-	-	-	-	812
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	-	88	-	88
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	-	88	-	88
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	-	-	-	-	22	22
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	-	-	-	-	22	22
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	15	-	-	-	-	-	-	15
Pass	-	-	-	-	-	-	43	43
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	15	-	-	-	-	-	43	58
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$116,095	$70,344	$83,740	$278,882	$224,203	$260,193	$65	$1,033,522
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2025:

June 30, 2025	Term Loans by Year of Origination						Revolving
(In Thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$39,385	$55,276	$52,083	$194,501	$141,614	$60,282	$5	$543,146
Special Mention	-	-	-	-	-	62	-	62
Substandard	-	-	-	-	-	1,217	-	1,217
Total single-family	39,385	55,276	52,083	194,501	141,614	61,561	5	544,425
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	13,412	21,687	27,255	73,495	83,224	201,660	-	420,733
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	467	2,217	-	2,684
Total multi-family	13,412	21,687	27,255	73,495	83,691	203,877	-	423,417
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	2,149	5,429	12,609	22,750	3,889	24,936	-	71,762
Special Mention	-	-	-	-	-	1,004	-	1,004
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	2,149	5,429	12,609	22,750	3,889	25,940	-	72,766
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	196	206	-	-	-	-	-	402
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	196	206	-	-	-	-	-	402
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	-	89	-	89
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	-	89	-	89
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	-	-	-	-	1,267	1,267
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	-	-	-	-	1,267	1,267
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	17	-	-	-	-	-	-	17
Pass	-	-	-	-	-	-	40	40
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	17	-	-	-	-	-	40	57
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$55,159	$82,598	$91,947	$290,746	$229,194	$291,467	$1,312	$1,042,423
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Under ASC 326, the ACL is a valuation account that is deducted from the related loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation’s ACL is calculated quarterly, with any difference between the calculated ACL and the recorded ACL recognized through an adjustment to the provision for (or recovery of) credit losses. Management estimates the quantitative portion of the collectively evaluated allowance for all loan categories using an average charge-off or loss rate methodology, and generally evaluates collectively evaluated loans by Call Report code to group and determine portfolio loan segments with similar risk characteristics. The Corporation primarily utilizes historical loss rates for the ACL calculation based on its own specific historical loss experience and, where appropriate,  incorporates peer loss history to supplement its data set.

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of ASC 326 and as of December 31, 2025 and June 30, 2025, is based on reasonable and supportable 12-month forecasts of the National Unemployment Rate and the change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward looking component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts (including the quarterly Federal Open Market Committee forecast), and the widespread familiarity of these economic metrics.

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

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of the modifications noted above. During the quarters and six months ended December 31, 2025 and 2024, there were no loan modifications to borrowers experiencing financial difficulties.

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

The following table discloses additional details for the periods indicated on the Corporation’s ACL on loans held for investment:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2025	2024	2025	2024

ACL, beginning of period	$5,780	$6,329	$6,424	$7,065

(Recovery of) provision for credit losses	(146)	627	(790)	(109)

Total recoveries	—	—	—	—

Total charge-offs	—	—	—	—

Net recoveries (charge-offs)	—	—	—	—
ACL, end of period	$5,634	$6,956	$5,634	$6,956

ACL on loans as a percentage of gross loans held for investment	0.55%	0.66%	0.55%	0.66%
Net (recoveries) charge-offs as a percentage of average loans receivable, net, during the period (annualized)	—%	—%	—%	—%
ACL on loans as a percentage of gross non-performing loans at the end of the period	565.66%	269.40%	565.66%	269.40%

The following tables denote the past due status of the Corporation's loans held for investment, including interest applied to principal, at the dates indicated.

	December 31, 2025
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment

Mortgage loans:
Single-family	$552,776	$—	$535	$553,311
Multi-family	407,828	—	461	408,289
Commercial real estate	70,942	—	—	70,942
Construction	812	—	—	812
Other	88	—	—	88
Commercial business loans	22	—	—	22
Consumer loans	57	1	—	58
Total loans held for investment	$1,032,525	$1	$996	$1,033,522

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2025
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment

Mortgage loans:
Single-family	$543,496	$—	$929	$544,425
Multi-family	422,951	—	466	423,417
Commercial real estate	72,766	—	—	72,766
Construction	402	—	—	402
Other	89	—	—	89
Commercial business loans	1,267	—	—	1,267
Consumer loans	55	2	—	57
Total loans held for investment	$1,041,026	$2	$1,395	$1,042,423

(1)	All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended December 31, 2025
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,126	$584	$53	$12	$1	$4	$—	$5,780
(Recovery of) provision for credit losses	(92)	(55)	(2)	7	—	(4)	—	(146)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,034	$529	$51	$19	$1	$—	$—	$5,634

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,034	529	51	19	1	—	—	5,634
ACL, end of period	$5,034	$529	$51	$19	$1	$—	$—	$5,634

Loans held for investment:
Individually evaluated for impairment	$—	$461	$—	$—	$—	$—	$—	$461
Collectively evaluated for impairment	553,311	407,828	70,942	812	88	22	58	1,033,061
Total loans held for investment, gross	$553,311	$408,289	$70,942	$812	$88	$22	$58	$1,033,522
ACL on loans as a percentage of gross loans held for investment	0.91%	0.13%	0.07%	2.34%	1.14%	—%	—%	0.55%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Quarter Ended December 31, 2024
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,679	$503	$58	$78	$1	$10	$—	$6,329
Provision for (recovery of) credit losses	582	46	1	(30)	1	27	—	627
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,261	549	59	48	2	37	—	6,956
ACL, end of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956

Loans held for investment:
Individually evaluated for impairment	$742	$—	$—	$—	$—	$—	$—	$742
Collectively evaluated for impairment	532,398	433,724	77,984	1,480	90	4,371	59	1,050,106
Total loans held for investment, gross	$533,140	$433,724	$77,984	$1,480	$90	$4,371	$59	$1,050,848
ACL on loans as a percentage of gross loans held for investment	1.17%	0.13%	0.08%	3.24%	2.22%	0.85%	—%	0.66%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Six Months Ended December 31, 2025
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,734	$615	$55	$12	$2	$6	$—	$6,424
(Recovery of) provision for credit losses	(700)	(86)	(4)	7	(1)	(6)	—	(790)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,034	$529	$51	$19	$1	$—	$—	$5,634

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,034	529	51	19	1	—	—	5,634
ACL, end of period	$5,034	$529	$51	$19	$1	$—	$—	$5,634

Loans held for investment:
Individually evaluated for impairment	$—	$461	$—	$—	$—	$—	$—	$461
Collectively evaluated for impairment	553,311	407,828	70,942	812	88	22	58	1,033,061
Total loans held for investment, gross	$553,311	$408,289	$70,942	$812	$88	$22	$58	$1,033,522
ACL on loans as a percentage of gross loans held for investment	0.91%	0.13%	0.07%	2.34%	1.14%	—%	—%	0.55%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Six Months Ended December 31, 2024
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065
(Recovery of) provision for credit losses	(34)	(46)	(7)	(49)	1	26	—	(109)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,261	549	59	48	2	37	—	6,956
ACL, end of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956

Loans held for investment:
Individually evaluated for impairment	$742	$—	$—	$—	$—	$—	$—	$742
Collectively evaluated for impairment	532,398	433,724	77,984	1,480	90	4,371	59	1,050,106
Total loans held for investment, gross	$533,140	$433,724	$77,984	$1,480	$90	$4,371	$59	$1,050,848
ACL on loans as a percentage of gross loans held for investment	1.17%	0.13%	0.08%	3.24%	2.22%	0.85%	—%	0.66%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

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

	At December 31, 2025
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$535	$—	$535	$(6)	$529
Without a related allowance(2)	25	(25)	—	—	—
Total single-family loans	560	(25)	535	(6)	529

Multi-family:
Without a related allowance(2)	461	—	461	—	461
Total multi-family loans	461	—	461	—	461

Total non-performing loans	$1,021	$(25)	$996	$(6)	$990

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At June 30, 2025
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$560	$—	$560	$(7)	$553
Without a related allowance(2)	420	(25)	395	—	395
Total single-family loans	980	(25)	955	(7)	948

Multi-family:
Without a related allowance(2)	466	—	466	—	466
Total multi-family loans	466	—	466	—	466

Total non-performing loans	$1,446	$(25)	$1,421	$(7)	$1,414

(1)	ACL specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At December 31, 2025, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended December 31, 2025 and 2024, the Corporation’s average recorded investment in non-performing loans was $946,000 and $2.4 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarters ended December 31, 2025 and 2024, the Bank received $34,000 and $19,000, respectively, in interest payments from non-performing loans, all of which was recognized as interest income for those periods. None of these payments were applied to reduce the loan balances under the cost recovery method.

For the six months ended December 31, 2025 and 2024, the Corporation’s average recorded investment in non-performing loans was $1.2 million and $2.4 million, respectively. For the six months ended December 31, 2025 and 2024, the Bank received $58,000 and $58,000, respectively, in interest payments from non-performing loans, all of which was recognized as interest income for those periods. None of these payments were applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and six months ended December 31, 2025 and 2024:

	Quarter Ended December 31,
	2025		2024
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$63	$2	$743	$1
Multi-family	462	16	—	—
	525	18	743	1

With related ACL:
Mortgage loans:
Single-family	421	16	1,688	18
	421	16	1,688	18

Total	$946	$34	$2,431	$19

	Six Months Ended December 31,
	2025		2024
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$129	$11	$795	$6
Multi-family	606	24	—	—
	735	35	795	6

With related ACL:
Mortgage loans:
Single-family	463	23	1,633	52
	463	23	1,633	52

Total	$1,198	$58	$2,428	$58

During the quarters and six months ended December 31, 2025 and 2024, no properties were acquired in the settlement of loans and no previously foreclosed properties were sold. A new appraisal is obtained for each property at the time of foreclosure, and fair value is derived by using the lower of the appraised value or the listing price of the property, net of estimated selling costs. Any initial loss upon repossession is recorded as a charge to the ACL prior to transferring the asset to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in the property’s value, specific real estate owned loss reserves are established and charged to the Condensed Consolidated Statements of Operations. In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred. As of both December 31, 2025 and June 30, 2025, the Corporation held no real estate owned property.

The Bank adjusts the reserve for unfunded loan commitments through the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the quarters and six months ended December 31, 2025 and 2024.

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2025	2024	2025	2024
Balance, beginning of the period	$50	$96	$32	$57
(Recovery of) provision for credit losses	(12)	(41)	6	(2)
Balance, end of the period	$38	$55	$38	$55

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

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of December 31, 2025 and June 30, 2025, the Corporation had commitments to extend credit on loans to be held for investment of $10.1 million and $6.1 million, respectively.

The following table provides information regarding unfunded loan commitments, which are comprised of undisbursed loan funds, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below.

Commitments	December 31, 2025	June 30, 2025
(In Thousands)
Undisbursed loan funds – Construction loans	$119	$529
Undisbursed loan funds – Single-family loans(1)	—	53
Undisbursed lines of credit - Mortgage loans	—	8
Undisbursed lines of credit – Commercial business loans	953	2,208
Undisbursed lines of credit – Consumer loans	302	320
Commitments to extend credit on loans to be held for investment	10,087	6,061
Total	$11,461	$9,179

(1)	Consists of undisbursed loan funds of previously reported construction loans that were converted to single-family loans based on their contractual terms.

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of December 31, 2025 and June 30, 2025, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee monthly to compensate the Bank for accepting the recourse obligation. As of December 31, 2025 and June 30, 2025, the Bank serviced $2.4 million and $2.6 million of loans under this program, respectively, and recorded a recourse liability of $6,000 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the investor’s credit requirements, if any party involved in the loan misrepresented pertinent facts, committed fraud, or if the loans became 90-days past due within 120 days of the loan funding date. During the quarters and six months ended December 31, 2025 and 2024, the Bank did not repurchase any loans or settle any repurchase requests. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $17,000 as of both December 31, 2025 and June 30, 2025 for loans sold to other investors.

The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2025 and 2024:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
Recourse Liability	2025	2024	2025	2024
(In Thousands)
Balance, beginning of the period	$23	$23	$23	$26
Recovery for recourse liability	—	—	—	(3)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$23	$23	$23	$23

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

The following table presents, as of the dates indicated, the difference between the fair value and the unpaid principal balance of loans held for investment and the base cost of other equity investments for which the Corporation has elected the fair value option:

			Net
		Unpaid Principal	Unrealized
(In Thousands)	Fair Value	or Base Cost	(Loss) Gain
As of December 31, 2025:
Loans held for investment, at fair value	$1,006	$1,136	$(130)
Other equity investments, at fair value	$721	$—	$721

As of June 30, 2025:
Loans held for investment, at fair value	$1,018	$1,158	$(140)
Other equity investments, at fair value	$730	$—	$730

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$943	$—	$943
U.S. government sponsored enterprise MBS	—	387	—	387
Private issue CMO	—	—	74	74
Investment securities - available for sale	—	1,330	74	1,404

Loans held for investment, at fair value	—	—	1,006	1,006
Other equity investments, at fair value	—	721	—	721
Interest-only strips	—	—	5	5
Total assets	$—	$2,051	$1,085	$3,136

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,082	$—	$1,082
U.S. government sponsored enterprise MBS	—	446	—	446
Private issue CMO	—	—	79	79
Investment securities - available for sale	—	1,528	79	1,607

Loans held for investment, at fair value	—	—	1,018	1,018
Other equity investments, at fair value	—	730	—	730
Interest-only strips	—	—	6	6
Total assets	$—	$2,258	$1,103	$3,361

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended December 31, 2025
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at September 30, 2025	$75	$1,010	$5	$1,090
Total gains or losses (realized/unrealized):
Included in earnings	—	7	—	7
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(1)	(11)	—	(12)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2025	$74	$1,006	$5	$1,085

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

	For the Six Months Ended December 31, 2025
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2025	$79	$1,018	$6	$1,103
Total gains or losses (realized/unrealized):
Included in earnings	—	10	—	10
Included in other comprehensive income	—	—	(1)	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(5)	(22)	—	(27)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2025	$74	$1,006	$5	$1,085

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at December 31, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	$—	$—	$108	$108
Total	$—	$—	$108	$108

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	$—	$—	$88	$88
Total	$—	$—	$88	$88

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of December 31, 2025:

					Impact to
	Fair Value				Valuation
	As of				from an
	December 31,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2025	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$74	Market comparable pricing	Comparability adjustment	(0.9%) - 0.0% (0.2%)	Increase

Loans held for investment, at fair value	$1,006	Relative value analysis	Broker quotes	87.3% - 90.9% (89.5%)	Increase
			Credit risk factor	0.9% - 1.1% (1.0%)	Decrease

MSAs	$108	Discounted cash flow	Prepayment rate (CPR)	5.8% - 60.0% (12.9%)	Decrease
			Discount rate	9.0% - 10.5% (9.0%)	Decrease

Interest-only strips	$5	Discounted cash flow	Prepayment rate (CPR)	10.2% - 23.9% (20.1%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment rates, discount rates and broker quotes, among others. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the six months ended December 31, 2025, there were no significant changes to the Corporation's valuation techniques and inputs that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

The carrying amount and fair value of the Corporation’s other financial instruments as of December 31, 2025 and June 30, 2025 was as follows:

	December 31, 2025
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,036,649	$1,000,479	$—	$—	$1,000,479
Investment securities - held to maturity	$98,899	$90,806	$—	$90,806	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$872,434	$873,075	$—	$873,075	$—
Borrowings	$213,060	$213,559	$—	$213,559	$—

	June 30, 2025
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,044,727	$996,332	$—	$—	$996,332
Investment securities - held to maturity	$109,399	$99,126	$—	$99,126	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,772	$889,115	$—	$889,115	$—
Borrowings	$213,073	$213,505	$—	$213,505	$—

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the six months ended December 31, 2025, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters and six months ended December 31, 2025 and 2024:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
Type of Services	2025	2024	2025	2024
(In Thousands)
Loan servicing and other fees(1)	$176	$60	$322	$164
Deposit account fees	273	282	538	580
Card and processing fees	286	300	588	620
Other(2)	182	203	282	380
Total non-interest income	$917	$845	$1,730	$1,744

(1)	Not within the scope of ASC 606.
(2)	Includes net BOLI income of $46 thousand, $46 thousand, $92 thousand and $92 thousand, net loss on sale of loans of $0, $20 thousand, $34 thousand and $41 thousand, net unrealized gain (loss) on other equity investments of $19 thousand, $85 thousand, $(9) thousand and $110 thousand, for the quarters and six months ended December 31, 2025 and 2024, respectively which are not within the scope of ASC 606.

For the quarters and six months ended December 31, 2025 and 2024, substantially all the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities for operating leases and borrowings for finance leases, while right-of-use assets are recorded in premises and equipment in the Corporation's Condensed Consolidated Statements of Financial Condition. At December 31, 2025, the Corporation's leases were classified as operating leases and finance leases; and the Corporation did not have any operating or finance leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and finance leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its right-of-use lease assets and lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the lease term in amounts that represent the difference between straight-line lease expense and interest accretion on the related liability. For finance leases, right-of-use assets are amortized on a straight-line basis over the useful life of the underlying asset, while the interest accretion on the lease liability is recognized as interest expense in the Corporation’s Condensed Statements of Operations.

For the quarters ended December 31, 2025 and 2024, expenses associated with the Corporation’s leases totaled $177,000, and $203,000, respectively. For the six months ended December 31, 2025 and 2024, expenses associated with the Corporation’s leases totaled $351,000, and $419,000, respectively. Lease expenses for operating leases are recorded in premises and occupancy or equipment expense; while expenses for finance leases are recorded in equipment expense and interest expense on borrowings, as applicable, in the Condensed Consolidated Statements of Operations.

The following tables present supplemental information related to leases at the dates and for the periods indicated:

(In Thousands)	At December 31, 2025	At June 30, 2025
Condensed Consolidated Statements of Condition:

Operating Leases:
Premises and equipment - Operating lease right-of-use assets	$2,383	$1,651
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$2,404	$1,682

Finance Leases:
Premises and equipment at cost	$84	$84
Accumulated amortization	(18)	(9)
Premises and equipment - Finance lease right-of-use assets	$66	$75

Borrowings - Finance lease liabilities	$60	$73

	Quarter Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2025	2024	2025	2024
Condensed Consolidated Statements of Operations:

Operating lease expense:
Premises and occupancy expenses from operating leases(1)	$170	$168	$337	$350
Equipment expenses from operating leases(1)	—	35	—	69
Total operating lease expense	170	203	337	419

Finance lease expense:
Equipment expenses from finance leases(1)	6	—	12	—
Interest on finance lease liabilities	1	—	2	—
Total finance lease expense	7	—	14	—

Total lease expense	$177	$203	$351	$419

(1)	Includes immaterial variable lease costs.

	Six Months Ended	Six Months Ended
(In Thousands)	December 31, 2025	December 31, 2024
Condensed Consolidated Statements of Cash Flows:
Operating cash used for operating leases, net	$347	$418
Operating cash used for finance leases, net	$4	$—
Financing cash used for finance leases, net	$13	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,035	$795

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of December 31, 2025:

	Operating Leases	Finance Leases
	Amount(1)	Amount(1)
Fiscal Year Ending June 30,	(In Thousands)	(In Thousands)
Remainder of fiscal 2026	$348	$15
Fiscal 2027	703	30
Fiscal 2028	672	18
Fiscal 2029	377	—
Fiscal 2030	247	—
Thereafter	275	—
Total contract lease payments	$2,622	$63

Total liability to make lease payments	$2,404	$60
Difference in undiscounted and discounted future lease payments	$218	$3
Weighted average discount rate	4.08%	4.50%
Weighted average remaining lease term (years)	4.2	2.1

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On January 23, 2025, the Corporation’s Board of Directors announced a stock repurchase plan, authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period.

During the second quarter of fiscal 2026, the Corporation purchased 96,260 shares of its common stock under the stock repurchase plans with a weighted average cost of $15.80 per share. For the first six months of fiscal 2026, the Corporation purchased 162,967 shares of its common stock under the existing stock repurchase plan with a weighted average cost of $15.78 per share. As of December 31, 2025, 54,061 shares or 16 percent of authorized common stock under this plan were available for purchase.

On January 22, 2026, subsequent to quarter-end, the Corporation’s Board of Directors announced a new stock repurchase program authorizing the repurchase of up to 318,875 shares of the Corporation’s outstanding common stock over a one-year period. The prior repurchase program, which was initiated on January 23, 2025, was terminated effective January 23, 2026. As a result, the 16,825 shares that remained available for repurchase under the prior program will no longer be eligible for repurchase.

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

The following table presents the financial performance measures that the CODM reviews as of or for the periods indicated:

	At or For the Quarter Ended December 31,		At or For the Six Months Ended December 31,
(Dollars In Thousands, Except Per Share Information)	2025	2024	2025	2024

Interest income	$13,950	$14,021	$28,096	$28,096
Interest expense	5,026	5,262	10,242	10,721
Net interest income	8,924	8,759	17,854	17,375
(Recovery of) provision for credit losses	(158)	586	(784)	(111)
Net interest income, after (recovery of) provision for credit losses	9,082	8,173	18,638	17,486
Non-interest income	917	845	1,730	1,744
Non-interest expense	7,949	7,794	15,583	15,317
Income before taxes	2,050	1,224	4,785	3,913
Provision for income taxes	614	352	1,668	1,141
Net income	$1,436	$872	$3,117	$2,772

Diluted earnings per share	$0.22	$0.13	$0.47	$0.41
Return on average assets	0.47%	0.28%	0.51%	0.45%
Return on average equity	4.44%	2.66%	4.81%	4.22%
Net interest margin	3.03%	2.91%	3.01%	2.87%
Efficiency ratio	80.77%	81.15%	79.57%	80.11%
Loans held for investment growth	(0.40)%	0.47%	(0.77)%	0.06%
Deposit growth	(0.27)%	0.42%	(1.84)%	(2.35)%
Loans held for investment as a percentage of total deposits	118.94%	121.45%	118.94%	121.45%
Core deposits as a percentage of total deposits	64.05%	68.34%	64.05%	68.34%
Tier 1 leverage capital ratio	9.79%	9.81%	9.79%	9.81%
Non-performing assets as a percentage of total assets	0.08%	0.20%	0.08%	0.20%

Note 12: Subsequent Events

On January 22, 2026, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on February 12, 2026 are entitled to receive the cash dividend. The cash dividend will be payable on March 5, 2026.

On January 22, 2026, subsequent to quarter-end, the Corporation’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to five percent (5%) of the Corporation’s outstanding common stock, or approximately 318,875 shares. The Corporation plans to purchase the shares from time to time in the open market or through privately negotiated transactions over a one-year period, subject to market conditions, the capital requirements of the Corporation, available cash and other relevant factors. The prior repurchase program, which was initiated on January 23, 2025, was terminated effective January 23, 2026. As a result, the 16,825 shares that remained available for repurchase under the prior program will no longer be eligible for repurchase.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. Provident Financial Holdings, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At December 31, 2025, Provident Financial Holdings, Inc., on a consolidated basis, had total assets of $1.23 billion, total deposits of $872.4 million and total stockholders’ equity of $127.5 million. Provident Financial Holdings, Inc. has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On October 23, 2025, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for shareholders of record as of the close of business on November 13, 2025. This dividend was paid on December 4, 2025. Future dividend declarations and payments will be subject to the Board of Directors’ discretion, considering factors such as the Corporation’s financial condition, operational results, tax implications, capital requirements, industry standards, legal restrictions, economic conditions, and other relevant factors, including regulatory limitations that affect the Bank’s ability to pay dividends to the Corporation. Under Delaware law, dividends may be paid from surplus or, in the absence of surplus, from net profits of the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

There are a number of important factors that could cause future results to differ materially from historical performance and those express or implied by these forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

●	adverse economic conditions in our local market areas or other markets where we have lending relationships;
●	changes in employment levels, labor shortages, persistent inflation, recessionary pressures or slowing economic growth;
●	changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Federal Reserve, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and related monetary and fiscal policy responses, and their effect on consumer and business behavior;
●	the effects of a federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
●	credit risks associated with lending activities, including loan delinquencies, loan charge-offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position and loan and deposit products;
●	the quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	fluctuations in deposits;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	our ability to successfully implement key growth initiatives and strategic priorities;
●	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry on investor and depositor sentiment;
●	results of examinations by regulatory authorities, including the possibility that regulatory authorities may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
●	the ability to adapt to rapid technological changes, including advancements related to artificial intelligence, digital banking platforms, and cybersecurity;
●	legislative or regulatory changes, including but not limited to changes in capital requirements, banking regulation, tax laws, or consumer protection laws;
●	the use of estimates in determining the fair value of assets, which may prove inaccurate;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or cyberattacks;
●	geopolitical developments and international conflicts, or the imposition of new or increased tariffs and trade restrictions, which could disrupt financial markets, global supply chains, commodity prices, or economic activity;
●	staffing fluctuations in response to changes in product demand or corporate implementation of strategies;
●	our ability to pay dividends on our common stock;
●	environmental, social and governance matters;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events;
●	availability of appropriate insurance products in our market areas; and
●	other factors described in our Form 10-K and in this Quarterly Report on Form 10-Q and other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov.

Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except as may be required by law. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These factors could cause our actual results for fiscal 2026 and beyond to differ materially from those expressed or implied in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Corporation’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans. Also, to a lesser extent, the Corporation makes construction, commercial business, consumer and other mortgage loans. The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds. Additionally, certain fees are collected from depositors, such as non-sufficient funds fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, and wire transfer fees, among others.

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

The California economic environment presents heightened risk to the Corporation, particularly with respect to real estate values and loan delinquencies. Because the majority of the Corporation’s loans are secured by real estate located in California, significant declines in California property values could limit the Corporation’s ability to recover on defaulted loans through the sale of the underlying collateral. Within commercial real estate, the office sector continues to face elevated risk, driven by higher vacancy rates, slower leasing activity, and downward pressure on rental rates in certain California markets. These trends may negatively affect collateral values and the repayment capacity of the borrowers. In response, the Bank has evaluated its existing loans collateralized by office space for outsized concentrations and has implemented tighter underwriting standards for such collateral. At December 31, 2025, our commercial real estate portfolio totaled $70.9 million, including office properties of various types, totaling approximately $36.7 million or 51.8 percent of the total commercial real estate portfolio and 3.5 percent of the total loan portfolio. While current credit performance within the office segment remains satisfactory, management continues to monitor the portfolio closely in light of evolving market conditions.

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

Comparison of Financial Condition at December 31, 2025 and June 30, 2025

Total assets decreased one percent to $1.23 billion at December 31, 2025 from $1.25 billion at June 30, 2025. The decrease was primarily attributable to decreases in investment securities and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, increased $1.3 million, or two percent, to $54.4 million at December 31, 2025 from $53.1 million at June 30, 2025. The increase was primarily attributable to the changes in its earning assets and funding sources, and reflects management’s proactive strategy to manage liquidity in response to prevailing economic conditions.

Investment securities (held to maturity and available for sale) decreased $10.7 million, or 10 percent, to $100.3 million at December 31, 2025, from $111.0 million at June 30, 2025. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first six months of fiscal 2026, with no purchases or sales of investment securities during the period. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $8.1 million to $1.04 billion at December 31, 2025 from June 30, 2025, predominantly due to a decrease in multi-family loans, partly offset by an increase in single-family loans. During the first six months of fiscal 2026, the Corporation originated $71.8 million of loans held for investment, consisting primarily of single-family and multi-family loans located throughout California, compared to $65.4 million originated during the first six months of fiscal 2025. The Corporation did not purchase any loans during the first six months of fiscal 2026 or 2025. Total loan principal payments during the first six months of fiscal 2026 were $81.2 million, up 19 percent from $68.4 million during the comparable period in fiscal 2025, reflecting elevated payoff and amortization activity. Single-family loans held for investment at December 31, 2025 and June 30, 2025 totaled $553.3 million and $544.4 million, representing approximately 54 percent and 52 percent of loans held for investment, respectively. Multi-family loans held for investment at December 31, 2025 and June 30, 2025 totaled $408.3 million and $423.4 million, respectively, representing approximately 40 percent and 41 percent of loans held for investment, respectively. Commercial real estate loans held for investment at December 31, 2025 and June 30, 2025 totaled $70.9 million and $72.8 million, respectively, each representing approximately seven percent of loans held for investment.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at December 31, 2025 and June 30, 2025, as a percentage of the total dollar amount of loans outstanding:

As of December 31, 2025:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$145,973	26%	$180,589	33%	$226,528	41%	$221	—%	$553,311	100%
Multi-family	50,138	12%	230,935	57%	127,216	31%	—	—%	408,289	100%
Commercial real estate	13,183	19%	37,870	53%	19,889	28%	—	—%	70,942	100%
Construction	—	—%	812	100%	—	—%	—	—%	812	100%
Other	—	—%	88	100%	—	—%	—	—%	88	100%
Total	$209,294	20%	$450,294	44%	$373,633	36%	$221	—%	$1,033,442	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2025:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$143,217	26%	$179,162	33%	$221,819	41%	$227	—%	$544,425	100%
Multi-family	50,450	12%	243,790	58%	129,177	30%	—	—%	423,417	100%
Commercial real estate	13,744	19%	39,213	54%	19,809	27%	—	—%	72,766	100%
Construction	—	—%	402	100%	—	—%	—	—%	402	100%
Other	—	—%	89	100%	—	—%	—	—%	89	100%
Total	$207,411	20%	$462,656	44%	$370,805	36%	$227	—%	$1,041,099	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits decreased $16.4 million, or two percent, to $872.4 million at December 31, 2025 from $888.8 million at June 30, 2025, reflecting continued competitive pressures for deposits in the Bank’s market area as customers sought higher-yielding alternatives.

Core deposit balances, consisting of noninterest-bearing and interest-bearing transaction accounts, decreased by $17.7 million, or three percent, to $558.8 million at December 31, 2025, from $576.5 million at June 30, 2025. Time deposits (including brokered certificates of deposit) increased $1.4 million to $313.7 million from $312.3 million over the same period, attributable primarily to an increase in retail time deposits as the Bank actively managed deposit pricing and funding costs. At December 31, 2025, total brokered certificates of deposit were $129.2 million, down $1.8 million, or one percent, from $131.0 million at June 30, 2025. Excluding brokered certificates of deposit, retail time deposits represented 21 percent of total deposits at December 31, 2025, compared to 20 percent at June 30, 2025.

Total uninsured deposits were approximately $166.4 million (of which, $52.6 million were collateralized) and $158.7 million (of which, $54.0 million were collateralized) at December 31, 2025 and June 30, 2025, respectively. Uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Total borrowings remained virtually unchanged at $213.1 million at December 31, 2025 and June 30, 2025. At December 31, 2025 and June 30, 2025, borrowings were comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity declined $1.0 million, or one percent, to $127.5 million at December 31, 2025, from $128.5 million at June 30, 2025. The decrease was primarily due to $1.8 million of cash dividends paid to shareholders and $2.6 million of stock repurchases, partly offset by net income of $3.1 million and the amortization of stock-based compensation of $251,000 in the first six months of fiscal 2026. The Corporation repurchased 162,967 shares of its common stock in the open market at a weighted average price of $15.78 per share during the first six months of fiscal 2026 pursuant to its publicly announced stock repurchase program. For further analysis on stock repurchases, see Note 10 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10 Q.

Comparison of Operating Results for the Quarters and Six Months ended December 31, 2025 and 2024

Net income for the second quarter of fiscal 2026 was $1.4 million, up $564,000 or 65 percent from $872,000 in the same period of fiscal 2025. The increase was attributable to a $158,000 recovery of credit losses in contrast to a $586,000 provision for credit losses in the prior period, a $165,000 increase in net interest income and a $72,000 increase in non-interest income, partly offset by a $155,000 increase in non-interest expense.

For the first six months of fiscal 2026, net income was $3.1 million, up $345,000 or 12 percent from $2.8 million in the same period of fiscal 2025. The increase was primarily attributable to a $673,000 higher recovery of credit losses and a $479,000 increase in net interest income, partly offset by a $266,000 increase in non-interest expense.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 80.77 percent for the second quarter of fiscal 2026, an improvement from 81.15 percent in the same period last year. For the first six months of fiscal 2026, the efficiency ratio was 79.57 percent, compared to 80.11 percent for the same period of fiscal 2025. The improvement of the efficiency ratios during the current quarter and first six months of fiscal 2026 compared to the same periods last year was due to the increase in total income outpacing the increase in non-interest expenses.

Return on average assets was 0.47 percent in the second quarter of fiscal 2026, up 19 basis points from 0.28 percent in the same period last year. For the first six months of fiscal 2026, return on average assets was 0.51 percent, up six basis points from 0.45 percent in the same period last year.

Return on average stockholders’ equity was 4.44 percent in the second quarter of fiscal 2026, up from 2.66 percent in the same period last year. For the first six months of fiscal 2026, return on average stockholders’ equity was 4.81 percent, up from 4.22 percent in the same period last year.

Diluted earnings per share for the second quarter of fiscal 2026 were $0.22, up 69 percent from $0.13 in the same period last year. For the first six months of fiscal 2026, diluted earnings per share were $0.47, up 15 percent from $0.41 in the same period last year.

Net Interest Income:

For the Quarters Ended December 31, 2025 and 2024. Net interest income increased $165,000, or two percent, to $8.9 million for the second quarter of fiscal 2026 from $8.8 million in the same quarter last year. The increase was due to a higher net interest margin, partly offset by a lower average balance of interest-earning assets. The net interest margin during the second quarter of fiscal 2026 increased 12 basis points to 3.03 percent from 2.91 percent in the same quarter last year. The increase was primarily driven by a higher average yield on interest-earning assets, which increased seven basis points to 4.73 percent from 4.66 percent, and a lower average cost of interest-bearing liabilities, which decreased five basis points to 1.87 percent from 1.92 percent, with the combined impact reflecting the relative composition of assets and liabilities. The average balance of interest-earning assets decreased $24.5 million, or two percent, to $1.18 billion in the second quarter of fiscal 2026 from $1.20 billion in the same quarter last year as the average balance of both investment securities and loans receivable declined, partly offset by an increase in the average balance of interest-earning deposits. Similarly, the average balance of interest-bearing liabilities decreased $23.5 million, or two percent, to $1.07 billion in the second quarter of fiscal 2026 from $1.09 billion in the same quarter last year primarily reflecting decreases in the average balance of transaction accounts and borrowings, partly offset by an increase in the average balance of time deposits.

For the Six Months Ended December 31, 2025 and 2024. Net interest income increased $479,000 or three percent to $17.9 million for the first six months of fiscal 2026 from $17.4 million in the same period in fiscal 2025, as a result of a higher net interest margin, partly offset by a lower average balance of interest-earning assets. The net interest margin was 3.01 percent in the first six months of fiscal 2026, an increase of 14 basis points from 2.87 percent in the same period of fiscal 2025. The weighted-average yield on interest-earning assets increased 10 basis points to 4.74 percent in the first six months of fiscal 2026 from 4.64 percent in the same period last year, while the weighted-average cost of interest-bearing liabilities decreased four basis points to 1.90 percent for the first six months of fiscal 2026 as compared to 1.94 percent in the same period last year. The average balance of interest-earning assets decreased $23.8 million, or two percent, to $1.19 billion in the first six months of fiscal 2026 from $1.21 billion in the comparable period of fiscal 2025, primarily reflecting decreases in the average balance of loans receivable and investment securities, partly offset by an increase in interest-earning deposits. The average balance of interest-bearing liabilities decreased $23.5 million, or two percent, to $1.07 billion in the first six months of fiscal 2026 from $1.10 billion in the same period last year primarily reflecting decreases in the average balance of transaction accounts and borrowings, partly offset by an increase in the average balance of time deposits.

Interest Income:

For the Quarters Ended December 31, 2025 and 2024. Total interest income decreased $71,000, or one percent, to $14.0 million for the second quarter of fiscal 2026 from the same quarter of fiscal 2025. The decrease was due primarily to decreases in interest income from investment securities and interest-earning deposits, partly offset by an increase in interest income from loans receivable.

Interest income on loans receivable increased $22,000 to $13.1 million in the second quarter of fiscal 2026 from the same quarter of fiscal 2025. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield on loans receivable increased three basis points to 5.02 percent in the second quarter of fiscal 2026 from an average yield of 4.99 percent in the same quarter last year. The higher average loan yield was due primarily to the upward repricing of adjustable-rate loans, partly offset by an increase in deferred loan cost amortization. Adjustable-rate loans of approximately $111.8 million repriced upward in the second quarter of fiscal 2026 by approximately 23 basis points, from a weighted average rate of 6.74 percent to 6.97 percent. Net deferred loan cost amortization in the second quarter of fiscal 2026 increased 40 percent to $534,000 from $381,000 in the same quarter last year. The average balance of loans receivable decreased $5.6 million, or one percent, to $1.04 billion in the second quarter of fiscal 2026 from $1.05 billion in the same quarter last year. Total loans originated for investment in the second quarter of fiscal 2026 were $42.1 million, up 16 percent from $36.4 million in the same quarter last year; while loan principal payments received in the second quarter of fiscal 2026 were $46.7 million, up 36 percent from $34.3 million in the same quarter last year.

Interest income from investment securities decreased $60,000, or 13 percent, to $411,000 in the second quarter of fiscal 2026 from $471,000 for the same quarter of fiscal 2025. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $20.5 million, or 17 percent, to $103.3 million in the second quarter of fiscal 2026 from $123.8 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities. The average yield on investment securities increased seven basis points to 1.59 percent in the second quarter of fiscal 2026 from 1.52 percent for the same quarter last year. The increase in the average yield was primarily attributable to a lower premium amortization during the current quarter in comparison to the same quarter last year ($66,000 vs. $97,000) due to lower total principal repayments ($5.1 million vs. $5.3 million) and the upward repricing of adjustable-rate mortgage-backed securities.

The Bank received $214,000 of cash dividends from FHLB – San Francisco stock and other equity investments in the second quarter of fiscal 2026, slightly higher than the $213,000 in the same quarter last year. The average balance of FHLB – San Francisco stock and other equity investments in the second quarter of fiscal 2026 was $10.3 million, up one percent from $10.2 million in the same quarter of fiscal 2025, while the average yield was 8.34 percent, down four basis points from 8.38 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $253,000 in the second quarter of fiscal 2026, down 12 percent from $287,000 in the same quarter of fiscal 2025. The decrease was due to a lower average yield, partly offset by a higher average balance. The average yield earned on interest-earning deposits in the second quarter of fiscal 2026 was 3.92 percent, down 82 basis points from 4.74 percent in the same quarter last year, due primarily to decreases in the interest rates paid on excess reserves as the Federal Reserve reduced the federal funds rate. The average balance of interest-earning deposits increased $1.6 million, or seven percent, to $25.3 million in the second quarter of fiscal 2026 from $23.7 million in the same quarter last year due to management’s proactive strategy to manage liquidity in response to prevailing economic conditions.

For the Six Months Ended December 31, 2025 and 2024.  Total interest income was $28.1 million for the first six months of fiscal 2026, unchanged from the same period of fiscal 2025. The increase in interest income on loans receivable was offset by decreases in interest income on investment securities and interest-earning deposits.

Interest income from loans receivable increased $130,000 to $26.2 million in the first six months of fiscal 2026 from $26.1 million for the same period of fiscal 2025. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield on loans receivable increased six basis points to 5.04 percent during the first six months of fiscal 2026 from 4.98 percent in the same period last year. The increase in the average yield on loans receivable was primarily attributable to loans repricing upward and new loan originations with a higher average yield, partly offset by an increase in net deferred loan cost amortization to $874,000 in the first six months of fiscal 2026 from $736,000 in the same period of fiscal 2025. Adjustable-rate loans of approximately $232.1 million repriced upward in the first six months of fiscal 2026 by approximately 24 basis points from an average yield of 6.92 percent to 7.16 percent. The average balance of loans receivable decreased by $7.6 million, or one percent, to $1.04 billion for the first six months of fiscal 2026 from $1.05 billion in the same period of fiscal 2025. Total loans originated for investment in the first six months of fiscal 2026 were $71.8 million, up 10 percent from $65.4 million in the same period last year. Loan principal payments received in the first six months of fiscal 2026 were $81.2 million, up 19 percent from $68.4 million in the same period last year.

Interest income from investment securities decreased $112,000, or 12 percent, to $841,000 in the first six months of fiscal 2026 from $953,000 for the same period of fiscal 2025. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $20.7 million, or 16 percent, to $106.0 million in the first six months of fiscal 2026 from $126.7 million in the same period of fiscal 2025. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased nine basis points to 1.59 percent in the first six months of fiscal 2026 from 1.50 percent in the same period of fiscal 2025. The increase in the average yield was primarily attributable to lower premium amortization ($140,000 compared to $208,000) attributable to lower principal repayments ($10.6 million vs. $11.1 million) and, to a lesser extent, the upward repricing of adjustable-rate mortgage-backed securities.

Cash dividends from FHLB – San Francisco stock and other equity investments received in the first six months of fiscal 2026 were $425,000, up $2,000 from $423,000 in the same period of fiscal 2025. The average balance of FHLB – San Francisco stock and other equity investments in the first six months of fiscal 2026 was $10.3 million, up one percent from $10.1 million in the same period of fiscal 2025, and the average yield was 8.27 percent, down seven basis points from 8.34 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $627,000 in the first six months of fiscal 2026, down three percent from $647,000 in the same period of fiscal 2025. The decrease was due to a lower average yield, partly offset by a higher average balance. The average yield earned on interest-earning deposits decreased 89 basis points to 4.17 percent in the first six months of fiscal 2026 from 5.06 percent in the comparable period last year, due primarily to decreases in the interest rates paid on excess reserves. The average balance of the interest-earning deposits in the first six months of fiscal 2026 was $29.4 million, up 18 percent, from $25.0 million in the same period of fiscal 2025 due to management’s proactive strategy to manage liquidity in response to prevailing economic conditions.

Interest Expense:

For the Quarters Ended December 31, 2025 and 2024. Total interest expense decreased $236,000 or four percent to $5.0 million in the second quarter of fiscal 2026 as compared to $5.3 million in the same quarter last year. The decrease was attributable to a lower interest expense on borrowings, partly offset by a higher interest expense on deposits.

Interest expense on deposits for the second quarter of fiscal 2026 was $2.9 million, a $251,000 or nine percent increase compared to $2.7 million in the same quarter last year. The increase was attributable to a higher average balance and, to a lesser extent, a higher average cost of deposits. The average balance of deposits increased $13.3 million, or two percent, to $876.4 million in the second quarter of fiscal 2026 from $863.1 million in the same quarter last year due to an increase in time deposits, partly offset by decreases in transaction accounts. The average balance of time deposits (including brokered certificates of deposit) increased $46.8 million, or 18 percent, to $309.7 million in the second quarter of fiscal 2026 from $262.9 million in the same quarter last year, while the average balance of transaction accounts was $566.6 million in the second quarter of fiscal 2026, down $33.6 million, or six percent, from $600.2 million in the same quarter last year. The average cost of deposits was 1.32 percent for the second quarter of fiscal 2026, up nine basis points from 1.23 percent in the same quarter last year, primarily due to a shift in deposit mix toward higher-cost time deposits, partially offset by a decline in the average rate paid on time deposits. Time deposits accounted for 35 percent of total deposits in the second quarter of fiscal 2026, compared to 30 percent in the same quarter last year.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the second quarter of fiscal 2026 decreased $487,000, or 19 percent, to $2.1 million from $2.6 million in the same quarter last year. The decrease was primarily the result of a lower average balance and, to a lesser extent, a lower average cost of borrowings. The average balance of borrowings decreased $36.7 million or 16 percent to $190.0 million in the second quarter of fiscal 2026 from $226.7 million in the same quarter last year. The average cost of borrowings decreased 14 basis points to 4.39 percent in the second quarter of fiscal 2026 from 4.53 percent in the same quarter last year.

For the Six Months Ended December 31, 2025 and 2024.  Total interest expense decreased $479,000, or four percent to $10.2 million in the first six months of fiscal 2026 from $10.7 million in the same period last year. The decrease was attributable to a lower interest expense on borrowings, partly offset by a higher interest expense on deposits.

Interest expense on deposits for the first six months of fiscal 2026 was $5.9 million, an eight percent increase from $5.5 million for the same period last year. The increase was attributable to a higher average balance and, to a lesser extent, a higher average cost of deposits. The average balance of deposits increased $8.9 million or one percent to $880.7 million in the first six months of fiscal 2026 from $871.8 million in the same period last year due primarily to an increase of $44.6 million in the average balance of time deposits, partly offset by a decrease of $35.7 million in the average balance of transaction accounts. The average cost of deposits was 1.33 percent, up eight basis points from 1.25 percent in the same period last year, primarily due to a shift in deposit mix toward higher-cost time deposits, partially offset by a decline in the average rate paid on time deposits. Time deposits accounted for 35 percent of total deposits in the first six months of fiscal 2026, compared to 30 percent in the same period last year.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first six months of fiscal 2026 decreased $892,000, or 17 percent, to $4.3 million from $5.2 million in the same period last year. The decrease was primarily the result of a lower average balance and, to a lesser extent, a lower average cost. The average balance of borrowings decreased by $32.3 million or 14 percent to $191.4 million in the first six months of fiscal 2026 from $223.7 million in the same period last year and the average cost of borrowings decreased 14 basis points to 4.49 percent in the first six months of fiscal 2026 from 4.63 percent in the same period last year.

The following table sets forth certain information for the periods regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs thereof. Yields and costs for the periods indicated are derived by dividing income or expense, annualized, by the average daily balance of corresponding assets or liabilities, respectively, for the periods presented.

Average Balance Sheets

	Quarter Ended			Quarter Ended
	December 31, 2025			December 31, 2024
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,041,187	$13,072	5.02%	$1,046,797	$13,050	4.99%
Investment securities	103,262	411	1.59%	123,826	471	1.52%
FHLB – San Francisco stock and other equity investments	10,262	214	8.34%	10,172	213	8.38%
Interest-earning deposits	25,267	253	3.92%	23,700	287	4.74%

Total interest-earning assets	1,179,978	13,950	4.73%	1,204,495	14,021	4.66%

Noninterest-earning assets	30,550			30,273

Total assets	$1,210,528			$1,234,768

Interest-bearing liabilities:
Checking and money market accounts(2)	$339,714	$56	0.07%	$364,038	$51	0.06%
Savings accounts	226,931	197	0.34%	236,178	117	0.20%
Time deposits	309,732	2,672	3.42%	262,890	2,506	3.78%

Total deposits(3)	876,377	2,925	1.32%	863,106	2,674	1.23%

Borrowings	189,977	2,101	4.39%	226,707	2,588	4.53%

Total interest-bearing liabilities	1,066,354	5,026	1.87%	1,089,813	5,262	1.92%

Noninterest-bearing liabilities	14,949			13,820

Total liabilities	1,081,303			1,103,633

Stockholders’ equity	129,225			131,135
Total liabilities and stockholders’ equity	$1,210,528			$1,234,768

Net interest income		$8,924			$8,759

Interest rate spread(4)			2.86%			2.74%
Net interest margin(5)			3.03%			2.91%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.66%			110.52%
Return on average assets			0.47%			0.28%
Return on average equity			4.44%			2.66%

(1)	Includes the average balance of non-performing loans of $946 thousand and $2.4 million and net deferred loan cost amortization of $534 thousand and $381 thousand for the quarters ended December 31, 2025 and 2024, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $77.5 million and $86.2 million during the quarters ended December 31, 2025 and 2024, respectively.
(3)	Includes the average balance of uninsured deposits of approximately $166.6 million and $130.2 million in the quarters ended December 31, 2025 and 2024, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended			Six Months Ended
	December 31, 2025			December 31, 2024
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,040,360	$26,203	5.04%	$1,047,964	$26,073	4.98%
Investment securities	105,980	841	1.59%	126,698	953	1.50%
FHLB – San Francisco stock and other equity investments	10,274	425	8.27%	10,146	423	8.34%
Interest-earning deposits	29,390	627	4.17%	25,015	647	5.06%

Total interest-earning assets	1,186,004	28,096	4.74%	1,209,823	28,096	4.64%

Noninterest-earning assets	30,458			30,127

Total assets	$1,216,462			$1,239,950

Interest-bearing liabilities:
Checking and money market accounts(2)	$342,508	$107	0.06%	$367,654	$104	0.06%
Savings accounts	228,509	368	0.32%	239,101	229	0.19%
Time deposits	309,647	5,436	3.48%	265,089	5,165	3.87%

Total deposits(3)	880,664	5,911	1.33%	871,844	5,498	1.25%

Borrowings	191,415	4,331	4.49%	223,723	5,223	4.63%

Total interest-bearing liabilities	1,072,079	10,242	1.90%	1,095,567	10,721	1.94%

Noninterest-bearing liabilities	14,764			13,066

Total liabilities	1,086,843			1,108,633

Stockholders’ equity	129,619			131,317
Total liabilities and stockholders’ equity	$1,216,462			$1,239,950

Net interest income		$17,854			$17,375

Interest rate spread(4)			2.84%			2.70%
Net interest margin(5)			3.01%			2.87%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.63%			110.43%
Return on average assets			0.51%			0.45%
Return on average equity			4.81%			4.22%

(1)	Includes the average balance of non-performing loans of $1.2 million and $2.4 million and net deferred loan cost amortization of $874 thousand and $736 thousand for the six months ended December 31, 2025 and 2024, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $79.4 million and $88.4 million during the six months ended December 31, 2025 and 2024, respectively.
(3)	Includes the average balance of uninsured deposits of approximately $155.6 million and $125.7 million in the six months ended December 31, 2025 and 2024, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on interest income and expense for the quarters and six months ended December 31, 2025 and 2024. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended December 31, 2025 Compared
	To Quarter Ended December 31, 2024
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$92	$(70)	$—	$22
Investment securities	22	(78)	(4)	(60)
FHLB – San Francisco stock and other equity investments	(1)	2	—	1
Interest-earning deposits	(50)	19	(3)	(34)
Total net change in income on interest-earning assets	63	(127)	(7)	(71)

Interest-bearing liabilities:
Checking and money market accounts	10	(4)	(1)	5
Savings accounts	88	(5)	(3)	80
Time deposits	(237)	446	(43)	166
Borrowings	(81)	(419)	13	(487)
Total net change in expense on interest-bearing liabilities	(220)	18	(34)	(236)
Net increase (decrease) in net interest income	$283	$(145)	$27	$165

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2025 Compared
	To Six Months Ended December 31, 2024
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$321	$(189)	$(2)	$130
Investment securities	52	(155)	(9)	(112)
FHLB – San Francisco stock and other equity investments	(3)	5	—	2
Interest-bearing deposits	(112)	111	(19)	(20)
Total net change in income on interest-earning assets	258	(228)	(30)	—

Interest-bearing liabilities:
Checking and money market accounts	—	3	—	3
Savings accounts	156	(10)	(7)	139
Time deposits	(510)	869	(88)	271
Borrowings	(161)	(754)	23	(892)
Total net change in expense on interest-bearing liabilities	(515)	108	(72)	(479)
Net increase (decrease) in net interest income	$773	$(336)	$42	$479

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for (Recovery of) Credit Losses:

For the Quarters Ended December 31, 2025 and 2024. During the second quarter of fiscal 2026, the Corporation recorded a recovery of credit losses of $158,000 in contrast to a $586,000 provision for credit losses recorded during the same period last year. The recovery compared to the same quarter last year was primarily due to the impact of a shorter expected average life of the loan portfolio, attributable to declining mortgage rates, which increased expected loan prepayments. The recovery was primarily concentrated in single-family mortgage loans, with a smaller contribution from multi-family mortgage loans.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the quarters ended December 31, 2025 and 2024.

The changes in the ACL on LHFI for the quarter ended December 31, 2025:

The changes in the ACL on LHFI for the quarter ended December 31, 2024:

For the Six Months Ended December 31, 2025 and 2024.  During the first six months of fiscal 2026, the Corporation recorded a recovery of credit losses of $784,000, compared to a recovery of credit losses of $111,000 in the same period of fiscal 2025. The higher recovery compared to the same period last year was primarily due to the impact of a shorter expected average life of the loan portfolio, attributable to declining mortgage rates, which increased expected loan prepayments. The recovery was primarily concentrated in single-family mortgage loans, with a smaller contribution from multi-family mortgage loans.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the six months ended December 31, 2025 and 2024.

The changes in the ACL on LHFI for the six months ended December 31, 2025:

The changes in the ACL on LHFI for the six months ended December 31, 2024:

At December 31, 2025, the ACL on loans held for investment was $5.6 million, all of which was comprised of collectively evaluated allowances. This represents a 12 percent decrease from the ACL on loans held for investment of $6.4 million at June 30, 2025, which was also entirely comprised of collectively evaluated allowances. The ACL on loans as a percentage of gross loans held for investment was 0.55 percent at December 31, 2025, down from 0.62 percent at June 30, 2025.

Management believes the ACL on loans is sufficient to absorb expected losses in loans held for investment as of December 31, 2025, and continues to monitor economic conditions, borrower credit quality, and prepayment activity, which could impact the allowance in future periods. See “Asset Quality” below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding the ACL on LHFI.

Non-Interest Income:

For the Quarters Ended December 31, 2025 and 2024. Non-interest income increased by $72,000, or nine percent, to $917,000 in the second quarter of fiscal 2026 from $845,000 in the same period last year, due to a $116,000, or 193 percent, increase in loan servicing and other fees due to higher loan prepayment fees, partly offset by modest decrease in each of the other categories of non-interest income.

For the Six Months Ended December 31, 2025 and 2024. Non-interest income decreased $14,000, or one percent, to $1.7 million in the first six months of fiscal 2026 from the same period last year, due primarily to decreases in deposit account fees, card and processing fees and other non-interest income, partly offset by an increase in loan servicing and other fees. Other non-interest income decreased $98,000, or 26 percent, to $282,000 in the first six months of fiscal 2026, due primarily to a $9,000 unrealized loss on other equity investments in contrast to a $110,000 unrealized gain on other equity investments in the same period last year.

Non-Interest Expense:

For the Quarters Ended December 31, 2025 and 2024. Non-interest expense increased $155,000, or two percent, to $7.9 million in the second quarter of fiscal 2026 from $7.8 million for the same quarter last year. The increase was primarily due to increases in other non-interest expense and equipment expense, partly offset by a decrease in premises and occupancy expenses.

Other non-interest expense increased $176,000, or 20 percent, to $1.1 million from $883,000 in the same quarter last year, primarily due to a non-recurring $214,000 pre-litigation voluntary mediation settlement expense related to an employment matter.

Equipment expense increased $100,000, or 26 percent, to $479,000 from $379,000 in the same quarter last year, primarily due to software upgrades and maintenance; while premises and occupancy expenses decreased $66,000, or seven percent, to $851,000 from $917,000 in the same quarter last year, primarily due to lower building maintenance and depreciation expenses.

For the Six Months Ended December 31, 2025 and 2024. Non-interest expenses increased $266,000, or two percent, to $15.6 million in the first six months of fiscal 2026 from $15.3 million in the same period last year. The increase was primarily due to increases in equipment expense and other non-interest expenses.

Equipment expense increased $163,000, or 23 percent, to $885,000 in the first six months of fiscal 2026 from $722,000 in the same period of fiscal 2025, primarily due to software upgrades and maintenance.

Other operating expenses increased $146,000, or nine percent, to $1.8 million in the first six months of fiscal 2026 from $1.7 million in the same period last year. The increase was due primarily to the $214,000 non-recurring item described above.

Provision for Income Taxes:

For the Quarters Ended December 31, 2025 and 2024. The income tax provision was $614,000 for the second quarter of fiscal 2026, up 74 percent from $352,000 in the same quarter last year primarily due to a higher pre-tax income. The effective tax rate in the second quarter of fiscal 2026 was 30.0 percent as compared to 28.8 percent in the same quarter last year.

For the Six Months Ended December 31, 2025 and 2024. The income tax provision was $1.7 million for the first six months of fiscal 2026, up 46 percent from $1.1 million in the same period last year primarily due to a higher pre-tax income and a $251,000 adjustment recorded in the first quarter of fiscal 2026 related to the write-off of deferred tax assets associated with expired non-qualified stock options, which reduced the expected tax benefit. The effective tax rate in the first six months of fiscal 2026 and 2025 was 34.9 percent and 29.2 percent, respectively.

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

Asset Quality

Non-performing assets were comprised of four non-performing single-family loans and one multi-family loan at December 31, 2025, compared to seven non-performing single-family loans and one multi-family loan at June 30, 2025. These non-performing loans, net of the ACL, were secured by collateral located in California and totaled $990,000 at December 31, 2025, down 30 percent from $1.4 million at June 30, 2025. Non-performing loans as a percentage of LHFI at December 31, 2025 was 0.10 percent, compared to 0.14 percent at June 30, 2025. No interest accruals were made for non-performing loans. There were no accruing loans 90 days or more past due, and no real estate owned at either December 31, 2025 or June 30, 2025. For further analysis on non-performing loans, see the tables below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of ACL, at the dates indicated:

	At December 31,	At June 30,
(In Thousands)	2025	2025
Loans on non-performing status
Mortgage loans:
Single-family	$529	$948
Multi-family	461	466
Total	990	1,414

Accruing loans past due 90 days or more	—	—

Total non-performing loans	990	1,414

Real estate owned, net	—	—
Total non-performing assets	$990	$1,414

Non-performing loans as a percentage of LHFI, net of ACL	0.10%	0.14%

Non-performing loans as a percentage of total assets	0.08%	0.11%

Non-performing assets as a percentage of total assets	0.08%	0.11%

The following table summarizes classified assets, which is comprised of classified loans, net of ACL and real estate owned, if any, at the dates indicated:

	At December 31, 2025		At June 30, 2025
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$—	—	$62	1
Commercial real estate	—	—	1,003	1
Total special mention loans	—	—	1,065	2

Substandard loans:
Mortgage loans:
Single-family	529	4	1,233	8
Multi-family	1,481	2	2,680	4
Total substandard loans	2,010	6	3,913	12

Total classified loans	2,010	6	4,978	14

Real estate owned	—	—	—	—

Total classified assets	$2,010	6	$4,978	14

Total classified assets as a percentage of total assets	0.16%		0.40%

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

Loan Volume Activities

The following table provides details related to the volume of loan originations, sales and principal payments for the quarters and six months indicated:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(In Thousands)	2025	2024	2025	2024
Loans originated for sale:
Wholesale originations	$—	$1,203	$2,060	$3,355
Total loans originated for sale	—	1,203	2,060	3,355

Loans sold:
Servicing retained	—	(1,203)	(2,060)	(3,355)
Total loans sold	—	(1,203)	(2,060)	(3,355)

Loans originated for investment:
Mortgage loans:
Single-family	30,415	29,583	49,539	52,032
Multi-family	9,925	6,495	18,429	11,685
Commercial real estate	1,782	365	3,794	1,625
Commercial business loans	—	—	—	50
Total loans originated for investment	42,122	36,443	71,762	65,392

Loan principal payments	(46,667)	(34,340)	(81,199)	(68,371)
Increase in other items, net⁽¹⁾	424	2,867	1,347	3,603

Net (decrease) increase in LHFI	$(4,121)	$4,970	$(8,090)	$624

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of LHFI and advance payments of escrows.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first six months of fiscal 2026 and 2025, the Corporation originated loans held for investment of $71.8 million and $65.4 million, respectively, with no loan purchases during either period. At December 31, 2025, the Corporation had loan origination commitments totaling $10.1 million, undisbursed lines of credit totaling $1.3 million and undisbursed loan funds totaling $119,000. The Corporation anticipates having sufficient funds available to meet its current loan funding commitments. During the first six months of fiscal 2026 and 2025, total loan repayments were $81.2 million and $68.4 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first six months of fiscal 2026, total deposits decreased $16.4 million, or two percent, to $872.4 million, primarily due to a decline in transaction accounts. Time deposits, including brokered certificates of deposit, were $313.7 million and $312.3 million at December 31, 2025 and June 30, 2025, respectively. At December 31, 2025, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $191.2 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $93.4 million. Historically, the Corporation has been able to retain most of its time deposits as they mature.

The Corporation maintains an adequate level of liquidity to ensure the availability of funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2025, total cash and cash equivalents were $54.4 million, or four percent of total assets, to meet short-term liquidity needs. Depending on market conditions and the pricing of deposit products, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs. As of December 31, 2025, borrowings with the FHLB – San Francisco totaled $213.1 million. Financing availability at the FHLB – San Francisco is limited to 35 percent of total assets, resulting in a remaining borrowing capacity of $213.1 million with available collateral of $294.2 million at December 31, 2025. In addition, the Bank had a $193.3 million discount window facility at the FRB of San Francisco, collateralized by investment securities and single-family loans with a total balance of $331.5 million. As of December 31, 2025, the Bank also had a $50 million federal funds borrowing arrangement with its correspondent bank. No advances were outstanding under either the FRB discount window or the correspondent bank facility as of December 31, 2025.

The Bank continues to maintain accounts with both the FHLB - San Francisco and FRB of San Francisco to ensure that borrowing capacity is continuously reviewed and updated and can be accessed promptly if required. This includes establishing accounts and pledging assets as needed to optimize available liquidity. The total remaining available borrowing capacity across all sources totaled approximately $456.4 million at December 31, 2025.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2025 was 7.5 percent, down from 8.9 percent for the quarter ended June 30, 2025.

On January 23, 2025, the Board of Directors approved a stock repurchase plan (the “January 2025 stock repurchase program”) authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period. On January 22, 2026, the Board of Directors authorized a new stock repurchase plan for up to five percent of the Corporation’s common stock, or 318,875 shares. The Corporation plans to purchase shares periodically in the open market or through privately negotiated transactions over a one-year period, subject to market conditions, the Corporation’s capital requirements, available cash, and other relevant factors. The January 2025 stock repurchase program was canceled effective January 23, 2026, with 16,825 shares remaining unpurchased under that program.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’ primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are general regulatory restrictions on the ability of the Bank to pay dividends. Future dividend payments are subject to the Board’s discretion and applicable regulatory restrictions. The Corporation currently pays quarterly cash dividends on its common stock which may be modified, suspended, or terminated at any time. Our current quarterly common stock dividend rate is $0.14 per share, which is intended to balance the Corporation’s objectives of supporting the Bank’s operations and returning cash to shareholders. Assuming continued cash dividend payments during fiscal 2026 at $0.14 per share, our average total dividend paid each quarter would be approximately $898,000 based on the number of outstanding shares at December 31, 2025. At December 31, 2025, the Corporation (on an unconsolidated basis) had liquid assets of $9.1 million.

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

At December 31, 2025, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at December 31, 2025 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is also subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of December 31, 2025
Tier 1 leverage capital (to adjusted average assets)	$118,513	9.79%	$48,413	4.00%	$60,516	5.00%
CET1 capital (to risk-weighted assets)	$118,513	18.67%	$44,434	7.00%	$41,260	6.50%
Tier 1 capital (to risk-weighted assets)	$118,513	18.67%	$53,955	8.50%	$50,781	8.00%
Total capital (to risk-weighted assets)	$124,185	19.56%	$66,650	10.50%	$63,477	10.00%

As of June 30, 2025
Tier 1 leverage capital (to adjusted average assets)	$125,198	10.11%	$49,536	4.00%	$61,921	5.00%
CET1 capital (to risk-weighted assets)	$125,198	19.50%	$44,941	7.00%	$41,731	6.50%
Tier 1 capital (to risk-weighted assets)	$125,198	19.50%	$54,571	8.50%	$51,361	8.00%
Total capital (to risk-weighted assets)	$131,654	20.51%	$67,411	10.50%	$64,201	10.00%

(1)	Inclusive of the capital conservation buffer of 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.

In addition to the minimum Tier 1, CET1 and Total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At December 31, 2025, the Bank’s capital exceeded the conservation buffer.

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

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2025	2025	2024

Loans serviced for others (in thousands)	$32,809	$34,423	$35,064

Book value per share	$19.87	$19.54	$19.18

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

Using an internal interest rate risk model, the Corporation is able to analyze the Bank’s interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet commitments, if any. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no consideration given to steps that management might take to counter the effect of the interest rate movement. As of December 31, 2025, the targeted federal funds rate range was 3.50% to 3.75%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2025 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$147,009	$(12,036)	$1,248,188	11.78%	-75	bp
+200 bp	$158,144	$(901)	$1,262,382	12.53%	—	bp
+100 bp	$162,748	$3,703	$1,270,091	12.81%	28	bp
Base Case	$159,045	$—	$1,269,542	12.53%	—
-100 bp	$151,956	$(7,089)	$1,265,658	12.01%	-52	bp
-200 bp	$138,120	$(20,925)	$1,255,077	11.00%	-153	bp
-300 bp	$141,316	$(17,729)	$1,261,582	11.20%	-133	bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change to the NPV at December 31, 2025 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of assets.
(3)	Derived from the change in the NPV as a Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at December 31, 2025 and June 30, 2025, each of which scenarios were the most severe shock of plus or minus 200 basis point rate shocks.

	At December 31, 2025		At June 30, 2025
	(-200 bp rate shock)		(-200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.53%		12.15%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.00%		11.17%
Sensitivity Measure: Change in NPV Ratio	-153	bp	-98	bp

The Bank’s interest rate risk profile remained stable during the first six months of fiscal 2026, as evidenced by both the pre-shock and post-shock NPV ratios. The pre-shock NPV ratio increased 38 basis points to 12.53 percent at December 31, 2025 from 12.15 percent at June 30, 2025, while the post-shock NPV ratio decreased 17 basis points to 11.00 percent at December 31, 2025 from 11.17 percent at June 30, 2025. These changes were primarily attributable to the net income in the first six months of fiscal 2026 and the changes in market interest rates and the composition of the balance sheet, partly offset by a $10.5 million cash dividend distribution from the Bank to Provident Financial Holdings in September 2025. The Bank’s NPV sensitivity measure, which reflects the change in economic value of equity under a -200 basis point rate shock, increased to 153 basis points at December 31, 2025 from 98 basis points at June 30, 2025. The overall results indicate a strong capital position and resilience to changes in interest rates, consistent with the Corporation’s risk management strategy.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumptions used when calculating the results described in the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM loans could result in an increase in delinquencies and defaults. Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Bank.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of December 31, 2025:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of December 31, 2025
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$48,217	$—	$—	$6,153	$54,370
Investment securities	5,306	—	—	94,997	100,303
Loans held for investment	301,398	231,755	194,147	310,355	1,037,655
FHLB – San Francisco stock and other equity investments	10,289	—	—	—	10,289
Other assets	4,106	—	—	21,169	25,275
Total assets	$369,316	$231,755	$194,147	$432,674	$1,227,892

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	$—	$—	$—	$75,316	$75,316
Checking deposits - interest bearing	35,163	70,325	70,325	58,605	234,418
Savings deposits	45,075	90,150	90,150	—	225,375
Money market deposits	11,837	11,836	—	—	23,673
Time deposits	284,568	24,594	4,344	146	313,652
Borrowings	134,000	79,060	—	—	213,060
Other liabilities	1,026	—	—	13,881	14,907
Stockholders' equity	—	—	—	127,491	127,491
Total liabilities and stockholders' equity	$511,669	$275,965	$164,819	$275,439	$1,227,892

Repricing gap (negative) positive	$(142,353)	$(44,210)	$29,328	$157,235	$—
Cumulative repricing gap:
Dollar amount	$(142,353)	$(186,563)	$(157,235)	$—	$—
Percent of total assets	(12)%	(15)%	(13)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

The static gap analysis under “12 months or less” duration, “Greater than 1 year to 3 years” duration and “Greater than 3 years to 5 years” duration show negative positions in the "Cumulative repricing gap - dollar amount" category, indicating more liabilities are sensitive to repricing than assets in the short and intermediate terms. Management views noninterest-bearing deposits to be the least sensitive to changes in market interest rates and these accounts are therefore characterized as long-term funding. Interest-bearing checking deposits are considered more sensitive, followed by increased sensitivity for savings and money market deposits. For gap calculation purposes, certain interest-bearing deposit balances are assumed to reprice at the following estimated rates: interest-bearing checking deposits at 15% per year, savings deposits at 20% per year and money market deposits at 50% in the first and second years.

The gap results presented above could vary substantially if different assumptions are used or if actual experience differs from the assumptions used in the preparation of the gap analysis. Furthermore, the gap analysis provides a static view of interest rate risk exposure at a specific point in time without taking into account redirection of cash flow activity and deposit fluctuations.

The impact of changes in prevailing interest rates on the Bank’s net interest margin will depend on how quickly interest-earning assets and interest-bearing liabilities adjust to rate changes. Rates on certain assets or liabilities may lag behind market rates, and factors such as loan prepayments or early deposit withdrawals can further affect cash flows. Management believes the results of the interest rate sensitivity analysis reflect the Bank’s current asset-liability positioning, but the projected changes in net interest income assume immediate and sustained shifts in market rates and do not include any actions management might take in response. Actual results could differ materially due to variations in customer behavior, market conditions, and competitive pressures.

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Bank’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 and +100, and -100, -200 and -300 basis points.

The following table describes the results of the sensitivity of the Bank’s net interest income analysis at December 31, 2025 and June 30, 2025.

At December 31, 2025		At June 30, 2025
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-0.68%	+300 bp	-1.35%
+200 bp	+2.67%	+200 bp	+2.01%
+100 bp	+2.84%	+100 bp	+2.23%
-100 bp	-1.98%	-100 bp	-1.80%
-200 bp	-3.76%	-200 bp	-3.24%
-300 bp	-10.23%	-300 bp	-6.38%

At both December 31, 2025 and June 30, 2025, the Bank was in a slightly asset sensitive position as its interest-earning assets were expected to reprice more favorably than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, with the exception of the +300 basis point scenario at December 31, 2025, where projected net interest income slightly declines due to embedded rate caps and other factors. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

Management believes the assumptions used in the analysis presented in the table above are reasonable. However, historical experience indicates that immediate, permanent, and parallel shifts in interest rates do not necessarily occur. While the analysis provides a tool to evaluate projected net interest income under changes in interest rates, actual results may differ significantly if actual experience varies from the assumptions, particularly with respect to the 12-month business plan and projected asset growth. The results of this model are intended as a risk management tool to evaluate trends in net interest income over time, in the context of actual Treasury yield curve performance, and should not be interpreted as a precise forecast.

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2025 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2025 Annual Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the second quarter of fiscal 2026.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
October 1, 2025 – October 31, 2025	36,781	$15.82	36,781	113,540
November 1, 2025 – November 30, 2025	17,156	$15.58	17,156	96,384
December 1, 2025 – December 31, 2025	42,323	$15.87	42,323	54,061
Total	96,260	$15.80	96,260	54,061

(1)	On January 23, 2025, the Board of Directors approved the January 2025 stock repurchase program authorizing the purchase of up to 334,773 shares of the Corporation’s outstanding common stock over a one-year period. On January 22, 2026, the Board of Directors authorized a new stock repurchase plan for up to five percent of the Corporation’s common stock, or 318,875 shares. The Corporation plans to purchase shares periodically in the open market or through privately negotiated transactions over a one-year period, subject to market conditions, the Corporation’s capital requirements, available cash, and other relevant factors. The January 2025 stock repurchase program was canceled effective January 23, 2026, with 16,825 shares remaining unpurchased under that program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Trading Plans. During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: February 6, 2026	/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: February 6, 2026	/s/ Peter C. Fan
Peter C. Fan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)