Form 10-Q
period 2026-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2026-05-07
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2026

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2026, there were 6,253,691 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of March 31, 2026 and June 30, 2025	1
	Condensed Consolidated Statements of Operations for the Quarters and Nine Months ended March 31, 2026 and 2025	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters and Nine Months ended March 31, 2026 and 2025	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters and Nine Months ended March 31, 2026 and 2025	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2026 and 2025	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	39
	Safe-Harbor Statement	40
	Critical Accounting Estimates	41
	Executive Summary and Operating Strategy	42
	Commitments and Derivative Financial Instruments	43
	Comparison of Financial Condition at March 31, 2026 and June 30, 2025	43
	Comparison of Operating Results for the Quarters and Nine Months ended March 31, 2026 and 2025	45
	Asset Quality	55
	Loan Volume Activities	57
	Liquidity and Capital Resources	57
	Supplemental Information	59

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	60

ITEM 4 -	Controls and Procedures	64

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	64
ITEM 1A -	Risk Factors	65
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	65
ITEM 3 -	Defaults Upon Senior Securities	65
ITEM 4 -	Mine Safety Disclosures	65
ITEM 5 -	Other Information	65
ITEM 6 -	Exhibits	66

SIGNATURES		67

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share and Per Share Information

	March 31,	June 30,
	2026	2025
Assets
Cash and cash equivalents	$57,126	$53,090
Investment securities - held to maturity, at cost with no allowance for credit losses	93,997	109,399
Investment securities - available for sale, at fair value	1,346	1,607
Loans held for investment, net of allowance for credit losses of $5.9 million and $6.4 million, respectively; includes $997 and $1.0 million of loans held at fair value, respectively; $643.9 million and $734.4 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $305.6 million and $227.0 million pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,029,644	1,045,745
Accrued interest receivable	4,196	4,215
FHLB - San Francisco stock and other equity investments, includes $622 and $730 of other equity investments at fair value, respectively	10,190	10,298
Premises and equipment, net	9,551	9,324
Prepaid expenses and other assets	11,574	11,935

Total assets	$1,217,624	$1,245,613

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$84,628	$83,566
Interest-bearing deposits	808,257	805,206
Total deposits	892,885	888,772

Borrowings	184,053	213,073
Accounts payable, accrued interest and other liabilities	14,113	15,223
Total liabilities	1,091,051	1,117,068

Commitments and Contingencies (Notes 6 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (40,000,000 and 40,000,000 shares authorized, 18,229,615 and 18,229,615 shares issued, and 6,323,219 and 6,577,718 shares outstanding, respectively)	183	183
Additional paid-in capital	99,553	99,149
Retained earnings	214,156	212,403
Treasury stock at cost (11,906,396 and 11,651,897 shares, respectively)	(187,333)	(183,207)
Accumulated other comprehensive income, net of tax	14	17

Total stockholders’ equity	126,573	128,545

Total liabilities and stockholders’ equity	$1,217,624	$1,245,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest income:
Loans receivable, net	$12,705	$13,368	$38,908	$39,441
Investment securities	395	459	1,236	1,412
FHLB - San Francisco stock and other equity investments	488	213	913	636
Interest-earning deposits	272	389	899	1,036
Total interest income	13,860	14,429	41,956	42,525

Interest expense:
Checking and money market deposits	54	46	161	150
Savings deposits	219	127	587	356
Time deposits	2,609	2,573	8,045	7,738
Borrowings	1,815	2,471	6,146	7,694
Total interest expense	4,697	5,217	14,939	15,938

Net interest income	9,163	9,212	27,017	26,587
Provision for (recovery of) credit losses	326	(391)	(458)	(502)
Net interest income, after provision for (recovery of) credit losses	8,837	9,603	27,475	27,089

Non-interest income:
Loan servicing and other fees	125	135	447	299
Deposit account fees	271	276	809	856
Card and processing fees	280	291	868	911
Other	37	205	319	585
Total non-interest income	713	907	2,443	2,651

Non-interest expense:
Salaries and employee benefits	4,813	4,776	14,366	14,235
Premises and occupancy	884	880	2,682	2,748
Equipment	444	417	1,329	1,139
Professional	325	386	1,181	1,224
Sales and marketing	179	181	485	541
Deposit insurance premium and regulatory assessments	157	195	499	568
Other	837	1,021	2,680	2,718
Total non-interest expense	7,639	7,856	23,222	23,173

Income before income taxes	1,911	2,654	6,696	6,567
Provision for income taxes	557	797	2,225	1,938
Net income	$1,354	$1,857	$4,471	$4,629

Basic earnings per share	$0.21	$0.28	$0.69	$0.69
Diluted earnings per share	$0.21	$0.28	$0.68	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$1,354	$1,857	$4,471	$4,629

Change in unrealized holding (loss) income on securities available for sale and interest-only strips	(4)	1	(4)	27
Income tax benefit (expense)	1	—	1	(8)
Other comprehensive (loss) income	(3)	1	(3)	19
Total comprehensive income	$1,351	$1,858	$4,468	$4,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended March 31, 2026 and 2025:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2025	6,414,751	$183	$99,434	$213,693	$(185,836)	$17	$127,491

Net income				1,354			1,354
Other comprehensive loss						(3)	(3)
Purchase of treasury stock	(91,532)				(1,497)		(1,497)
Amortization of restricted stock			101				101
Stock options expense			18				18
Cash dividends(1)				(891)			(891)

Balance at March 31, 2026	6,323,219	$183	$99,553	$214,156	$(187,333)	$14	$126,573

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2026.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at December 31, 2024	6,705,691	$183	$98,747	$210,779	$(181,094)	$15	$128,630

Net income				1,857			1,857
Other comprehensive income						1	1
Purchase of treasury stock	(51,869)				(801)		(801)
Forfeiture of restricted stock			226		(226)		—
Amortization of restricted stock			105				105
Stock options expense			18				18
Cash dividends(1)				(935)			(935)

Balance at March 31, 2025	6,653,822	$183	$99,096	$211,701	$(182,121)	$16	$128,875

(1)	Cash dividends of $0.14 per share were paid in the quarter ended March 31, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Nine Months Ended March 31, 2026 and 2025:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2025	6,577,718	$183	$99,149	$212,403	$(183,207)	$17	$128,545

Net income				4,471			4,471
Other comprehensive loss						(3)	(3)
Purchase of treasury stock	(254,499)				(4,092)		(4,092)
Forfeiture of restricted stock			34		(34)		—
Amortization of restricted stock			306				306
Stock options expense			64				64
Cash dividends(1)				(2,718)			(2,718)

Balance at March 31, 2026	6,323,219	$183	$99,553	$214,156	$(187,333)	$14	$126,573

(1)	Cash dividends of $0.42 per share were paid during the nine months ended March 31, 2026.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	(Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2024	6,847,821	$183	$98,532	$209,914	$(178,685)	$(3)	$129,941

Net income				4,629			4,629
Other comprehensive income						19	19
Purchase of treasury stock(1)	(217,824)				(3,295)		(3,295)
Distribution of restricted stock	23,825						—
Awards of restricted stock			(91)		91		—
Forfeiture of restricted stock			232		(232)		—
Amortization of restricted stock			371				371
Stock options expense			52				52
Cash dividends(2)				(2,842)			(2,842)

Balance at March 31, 2025	6,653,822	$183	$99,096	$211,701	$(182,121)	$16	$128,875

(1)	Includes 8,758 shares acquired upon vesting of restricted stock in settlement of employees' withholding tax obligations.
(2)	Cash dividends of $0.42 per share were paid during the nine months ended March 31, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,471	$4,629
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	3,002	2,550
Recovery of credit losses	(458)	(502)
Net unrealized loss (gain) on other equity investments	108	(181)
Stock-based compensation	370	423
(Benefit) provision for deferred income taxes	(98)	524
Decrease in accounts payable, accrued interest and other liabilities	(2,134)	(1,893)
Decrease in prepaid expenses and other assets	344	655
Net cash provided by operating activities	5,605	6,205

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	15,061	(6,488)
Principal payments from investment securities - held to maturity	15,208	16,140
Principal payments from investment securities - available for sale	257	197
Purchase of premises and equipment	(376)	(217)
Net cash provided by investing activities	30,150	9,632

Cash flows from financing activities:
Net increase in deposits	4,113	12,971
Proceeds from long-term borrowings	69,000	67,000
Repayments of long-term borrowings	(100,022)	(55,004)
Proceeds from (repayments of) short-term borrowings, net	2,000	(35,000)
Treasury stock purchases	(4,092)	(3,295)
Withholding taxes on stock-based compensation	—	(128)
Cash dividends	(2,718)	(2,842)
Net cash used for financing activities	(31,719)	(16,298)

Net increase (decrease) in cash and cash equivalents	4,036	(461)
Cash and cash equivalents at beginning of period	53,090	51,376
Cash and cash equivalents at end of period	$57,126	$50,915
Supplemental information:
Cash paid for interest	$15,286	$16,425
Cash paid for income taxes	$1,790	$1,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2026

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2025 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“2025 Annual Form 10-K”). The results of operations for the quarter and nine months ended March 31, 2026 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2026.

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

As of March 31, 2026 and 2025, there were outstanding stock options to purchase 229,000 shares and 223,000 shares of the Corporation’s common stock, respectively. As of March 31, 2026 and 2025, there were 89,000 and 105,000 outstanding stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive. As of March 31, 2026 and 2025, there were outstanding restricted stock awards of 140,900 shares and 137,150 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2026 and 2025, respectively.

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Earnings Per Share)	2026	2025	2026	2025
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$1,354	$1,857	$4,471	$4,629

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	6,367	6,680	6,465	6,753

Less effect of dilutive shares:
Stock options	18	9	13	7
Restricted stock	62	44	57	37

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	6,447	6,733	6,535	6,797

Basic earnings per share	$0.21	$0.28	$0.69	$0.69
Diluted earnings per share	$0.21	$0.28	$0.68	$0.68

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2026 and June 30, 2025 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
March 31, 2026	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$89,627	$127	$(8,223)	$81,531	$89,627
U.S. government sponsored enterprise CMO(2)	4,167	8	(42)	4,133	4,167
U.S. SBA securities(3)	203	—	(1)	202	203
Total investment securities - held to maturity	93,997	135	(8,266)	85,866	93,997

Available for sale
U.S. government agency MBS(1)	895	8	(1)	902	902
U.S. government sponsored enterprise MBS(1)	365	8	—	373	373
Private issue CMO(2)	71	—	—	71	71
Total investment securities - available for sale	1,331	16	(1)	1,346	1,346
Total investment securities	$95,328	$151	$(8,267)	$87,212	$95,343

(1)Mortgage-Backed Securities (“MBS”)
(2)Collateralized Mortgage Obligations (“CMO”)
(3)Small Business Administration (“SBA”)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2025	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$104,549	$127	$(10,305)	$94,371	$104,549
U.S. government sponsored enterprise CMO	4,525	14	(108)	4,431	4,525
U.S. SBA securities	325	—	(1)	324	325
Total investment securities - held to maturity	109,399	141	(10,414)	99,126	109,399

Available for sale
U.S. government agency MBS	1,072	10	—	1,082	1,082
U.S. government sponsored enterprise MBS	436	10	—	446	446
Private issue CMO	79	—	—	79	79
Total investment securities - available for sale	1,587	20	—	1,607	1,607
Total investment securities	$110,986	$161	$(10,414)	$100,733	$111,006

In the third quarter of fiscal 2026 and 2025, the Corporation received principal payments from investment securities of $4.9 million and $5.3 million, respectively, and there were no purchases or sales of investment securities during both periods.

For the first nine months of fiscal 2026 and 2025, the Corporation received principal payments from investment securities of $15.5 million and $16.3 million, respectively, and there were no purchases or sales of investment securities during these periods.

The Corporation held investments with an unrealized loss position of $8.3 million at March 31, 2026 and $10.4 million at June 30, 2025 as follows:

As of March 31, 2026	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$77,828	$8,223	$77,828	$8,223
U.S. government sponsored enterprise CMO	—	—	3,142	42	3,142	42
U.S. SBA securities	—	—	202	1	202	1
Total investment securities - held to maturity	—	—	81,172	8,266	81,172	8,266

Available for sale
U.S government agency MBS	173	—	41	1	214	1
Private issue CMO	—	—	16	—	16	—
Total investment securities - available for sale	173	—	57	1	230	1
Total investment securities	$173	$—	81,229	$8,267	$81,402	$8,267

As of June 30, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$90,022	$10,305	$90,022	$10,305
U.S. government sponsored enterprise CMO	—	—	3,435	108	3,435	108
U.S. SBA securities	324	1	—	—	324	1
Total investment securities - held to maturity	324	1	93,457	10,413	93,781	10,414

Available for sale
U.S government agency MBS	37	—	13	—	50	—
Private issue CMO	—	—	17	—	17	—
Total investment securities - available for sale	37	—	30	—	67	—
Total investment securities	$361	$1	$93,487	$10,413	$93,848	$10,414

On a quarterly basis, the Corporation evaluates the allowance for credit losses for its investment securities held to maturity and the credit losses for its investment securities held for sale based on Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.” At March 31, 2026, all of the $8.3 million of unrealized holding losses were in a loss position for 12 months or more; while at June 30, 2025, all $10.4 million of unrealized holding losses were in a loss position for 12 months or more, except $1,000 of unrealized holding losses that were in a loss position for less than 12 months. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity recorded at amortized cost or available for sale recorded at fair market value as prescribed by GAAP. As part of the Corporation’s monthly risk assessment, the Corporation prepares a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment securities before the recovery of its amortized cost basis. The results of these liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized cost is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized cost. There was no allowance for credit losses (“ACL”) on investment securities held to maturity and there was no impairment of investment securities available for sale at March 31, 2026 and June 30, 2025.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. As of March 31, 2026, the Bank had a remaining borrowing capacity of $232.0 million at the FHLB of San Francisco and an estimated $192.3 million discount window facility at the FRB of San Francisco. In addition, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of March 31, 2026. The total remaining available borrowing capacity across all sources totaled approximately $474.3 million at March 31, 2026.

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

Contractual maturities of investment securities as of March 31, 2026 and June 30, 2025 were as follows:

	March 31, 2026		June 30, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$1,085	$1,070	$69	$68
Due after one through five years	18,859	17,948	4,921	4,760
Due after five through ten years	52,270	47,777	40,773	38,224
Due after ten years	21,783	19,071	63,636	56,074
Total investment securities - held to maturity	93,997	85,866	109,399	99,126

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,239	1,254	1,483	1,501
Due after ten years	92	92	104	106
Total investment securities - available for sale	1,331	1,346	1,587	1,607
Total investment securities	$95,328	$87,212	$110,986	$100,733

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	March 31,	June 30,
(In Thousands)	2026	2025
Mortgage loans:
Single-family	$548,441	$544,425
Multi-family	407,386	423,417
Commercial real estate	69,882	72,766
Construction	—	402
Other	—	89
Commercial business loans	15	1,267
Consumer loans	55	57
Total loans held for investment, gross	1,025,779	1,042,423

Advance payments of escrows	273	293
Deferred loan costs, net	9,526	9,453
ACL on loans	(5,934)	(6,424)
Total loans held for investment, net	$1,029,644	$1,045,745

The following table sets forth information at March 31, 2026 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. At both March 31, 2026 and June 30, 2025, fixed rate loans comprised 10 percent of loans held for investment. Adjustable rate loans that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$51,898	$76,946	$124,765	$191,375	$103,457	$548,441
Multi-family	232,214	122,160	50,776	2,146	90	407,386
Commercial real estate	32,927	27,476	8,617	500	362	69,882
Commercial business loans	—	—	—	—	15	15
Consumer loans	55	—	—	—	—	55
Total loans held for investment, gross	$317,094	$226,582	$184,158	$194,021	$103,924	$1,025,779

The following tables present the Corporation’s commercial real estate loans by property types and loan-to-value ( “LTV”) ratio as of March 31, 2026 and June 30, 2025:

				% of Total	Weighted
March 31, 2026	Owner	Non-Owner		Commercial	Average
(Dollars in Thousands)	Occupied	Occupied	Total	Real Estate	LTV (1)
Office	$5,086	$18,390	$23,476	33%	39%
Mixed use (2)	268	14,990	15,258	22	33%
Retail	—	8,947	8,947	13	33%
Warehouse	1,301	7,113	8,414	12	29%
Medical/dental office	2,471	3,456	5,927	8	40%
Mobile home park	—	6,135	6,135	9	34%
Restaurant/fast food	673	488	1,161	2	45%
Automotive - non gasoline	—	564	564	1	25%
Total commercial real estate	$9,799	$60,083	$69,882	100%	35%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.3 million in Office/Retail, $5.2 million in Multi-family/Retail, $2.7 million in Other Mixed Use, $728 thousand in Multi-family/Commercial and $384 thousand in Multi-family/Office.

				% of Total	Weighted
June 30, 2025	Owner	Non-Owner		Commercial	Average
(Dollars in Thousands)	Occupied	Occupied	Total	Real Estate	LTV (1)
Office	$5,666	$19,895	$25,561	35%	41%
Mixed use (2)	279	14,330	14,609	20	33%
Retail	—	8,001	8,001	11	31%
Warehouse	1,332	7,869	9,201	13	30%
Mobile home park	—	6,761	6,761	9	37%
Medical/dental office	2,511	4,377	6,888	9	43%
Restaurant/fast food	681	493	1,174	2	46%
Automotive - non gasoline	—	571	571	1	26%
Total commercial real estate	$10,469	$62,297	$72,766	100%	37%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.4 million in Office/Retail, $5.3 million in Multi-family/Retail, $1.6 million in Other Mixed Use, $739 thousand in Multi-family/Commercial and $559 thousand in Multi-family/Office..

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of March 31, 2026 and June 30, 2025:

	Inland		Southern		Other
March 31, 2026	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$140	3%	$4,768	94%	$178	3%	$5,086	100%
Mixed use	—	—%	—	—%	268	100%	268	100%
Warehouse	—	—%	938	72%	363	28%	1,301	100%
Medical/dental office	265	11%	2,206	89%	—	—%	2,471	100%
Restaurant/fast food	—	—%	673	100%	—	—%	673	100%
Total owner occupied	405	4%	8,585	88%	809	8%	9,799	100%

Non-owner occupied:
Office	4,217	23%	11,694	64%	2,479	13%	18,390	100%
Mixed use	1,519	10%	6,437	43%	7,034	47%	14,990	100%
Retail	660	7%	4,713	53%	3,574	40%	8,947	100%
Warehouse	470	7%	3,868	54%	2,775	39%	7,113	100%
Mobile home park	4,161	68%	346	6%	1,628	26%	6,135	100%
Medical/dental office	1,215	35%	1,853	54%	388	11%	3,456	100%
Restaurant/fast food	—	—%	488	100%	—	—%	488	100%
Automotive - non gasoline	—	—%	564	100%	—	—%	564	100%
Total non-owner occupied	12,242	20%	29,963	50%	17,878	30%	60,083	100%

Total commercial real estate	$12,647	18%	$38,548	55%	$18,687	27%	$69,882	100%

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

	Inland		Southern		Other
June 30, 2025	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$630	11%	$4,852	86%	$184	3%	$5,666	100%
Mixed use	—	—%	—	—%	279	100%	279	100%
Warehouse	—	—%	959	72%	373	28%	1,332	100%
Medical/dental office	271	11%	2,240	89%	—	—%	2,511	100%
Restaurant/fast food	—	—	681	100%	—	—%	681	100%
Total owner occupied	901	9%	8,732	83%	836	8%	10,469	100%

Non-owner occupied:
Office	3,837	19%	13,488	68%	2,570	13%	19,895	100%
Mixed use	449	3%	6,297	44%	7,584	53%	14,330	100%
Retail	1,026	13%	3,296	41%	3,679	46%	8,001	100%
Warehouse	1,064	13%	3,992	51%	2,813	36%	7,869	100%
Mobile home park	4,754	70%	351	5%	1,656	25%	6,761	100%
Medical/dental office	1,713	39%	1,993	46%	671	15%	4,377	100%
Restaurant/fast food	—	—%	493	100%	—	—%	493	100%
Automotive - non gasoline	—	—%	571	100%	—	—%	571	100%
Total non-owner occupied	12,843	21%	30,481	49%	18,973	30%	62,297	100%

Total commercial real estate	$13,744	19%	$39,213	54%	$19,809	27%	$72,766	100%

(1)	Inland Empire comprised of San Bernardino and Riverside counties.
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

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of March 31, 2026:

March 31, 2026	Term Loans by Year of Origination						Revolving
(In Thousands)	2026	2025	2024	2023	2022	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$28,813	$67,037	$32,333	$41,703	$186,938	$191,091	$-	$547,915
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	526	-	526
Total single-family	28,813	67,037	32,333	41,703	186,938	191,617	-	548,441
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	13,803	29,678	21,334	23,161	67,157	250,167	-	405,300
Special Mention	-	-	-	-	-	612	-	612
Substandard	-	-	-	-	-	1,474	-	1,474
Total multi-family	13,803	29,678	21,334	23,161	67,157	252,253	-	407,386
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	1,538	5,892	4,999	12,183	22,313	22,957	-	69,882
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	1,538	5,892	4,999	12,183	22,313	22,957	-	69,882
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	-	-	-	-	15	15
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	-	-	-	-	15	15
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	14	-	-	-	-	-	-	14
Pass	-	-	-	-	-	-	41	41
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	14	-	-	-	-	-	41	55
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$44,168	$102,607	$58,666	$77,047	$276,408	$466,827	$56	$1,025,779
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2025:

June 30, 2025	Term Loans by Year of Origination						Revolving
(In Thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$39,385	$55,276	$52,083	$194,501	$141,614	$60,282	$5	$543,146
Special Mention	-	-	-	-	-	62	-	62
Substandard	-	-	-	-	-	1,217	-	1,217
Total single-family	39,385	55,276	52,083	194,501	141,614	61,561	5	544,425
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	13,412	21,687	27,255	73,495	83,224	201,660	-	420,733
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	467	2,217	-	2,684
Total multi-family	13,412	21,687	27,255	73,495	83,691	203,877	-	423,417
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	2,149	5,429	12,609	22,750	3,889	24,936	-	71,762
Special Mention	-	-	-	-	-	1,004	-	1,004
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	2,149	5,429	12,609	22,750	3,889	25,940	-	72,766
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	196	206	-	-	-	-	-	402
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	196	206	-	-	-	-	-	402
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	-	89	-	89
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	-	89	-	89
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	-	-	-	-	1,267	1,267
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	-	-	-	-	1,267	1,267
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	17	-	-	-	-	-	-	17
Pass	-	-	-	-	-	-	40	40
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	17	-	-	-	-	-	40	57
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$55,159	$82,598	$91,947	$290,746	$229,194	$291,467	$1,312	$1,042,423
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of ASC 326 and as of March 31, 2026 and June 30, 2025, is based on reasonable and supportable 12-month forecasts of the National Unemployment Rate and the change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward looking component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts (including the quarterly Federal Open Market Committee forecast), and the widespread familiarity of these economic metrics.

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

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of the modifications noted above. During the quarters and nine months ended March 31, 2026 and 2025, there were no loan modifications to borrowers experiencing financial difficulties.

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

The following table discloses additional details for the periods indicated on the Corporation’s ACL on loans held for investment:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2026	2025	2026	2025

ACL, beginning of period	$5,634	$6,956	$6,424	$7,065

Provision for (recovery of) credit losses	300	(379)	(490)	(488)

Total recoveries	—	—	—	—

Total charge-offs	—	—	—	—

Net recoveries (charge-offs)	—	—	—	—
ACL, end of period	$5,934	$6,577	$5,934	$6,577

ACL on loans as a percentage of gross loans held for investment	0.58%	0.62%	0.58%	0.62%
Net (recoveries) charge-offs as a percentage of average loans receivable, net (annualized)	—%	—%	—%	—%
ACL on loans as a percentage of gross non-performing loans at the end of the period	603.05%	467.78%	603.05%	467.78%

The following tables denote the past due status of the Corporation's loans held for investment, including interest applied to principal, at the dates indicated.

	March 31, 2026
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment

Mortgage loans:
Single-family	$547,915	$—	$526	$548,441
Multi-family	406,928	—	458	407,386
Commercial real estate	69,882	—	—	69,882
Commercial business loans	15	—	—	15
Consumer loans	54	1	—	55
Total loans held for investment	$1,024,794	$1	$984	$1,025,779

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2025
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment

Mortgage loans:
Single-family	$543,496	$—	$929	$544,425
Multi-family	422,951	—	466	423,417
Commercial real estate	72,766	—	—	72,766
Construction	402	—	—	402
Other	89	—	—	89
Commercial business loans	1,267	—	—	1,267
Consumer loans	55	2	—	57
Total loans held for investment	$1,041,026	$2	$1,395	$1,042,423

(1)	All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended March 31, 2026
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,034	$529	$51	$19	$1	$—	$—	$5,634
Provision for (recovery of) credit losses	298	26	(4)	(19)	(1)	—	—	300
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,332	$555	$47	$—	$—	$—	$—	$5,934

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,332	555	47	—	—	—	—	5,934
ACL, end of period	$5,332	$555	$47	$—	$—	$—	$—	$5,934

Loans held for investment:
Individually evaluated for impairment	$—	$458	$—	$—	$—	$—	$—	$458
Collectively evaluated for impairment	548,441	406,928	69,882	—	—	15	55	1,025,321
Total loans held for investment, gross	$548,441	$407,386	$69,882	$—	$—	$15	$55	$1,025,779
ACL on loans as a percentage of gross loans held for investment	0.97%	0.14%	0.07%	—%	—%	—%	—%	0.58%
Net (recoveries) charge-offs to average loans	—%	—%	—%	—%	—%	—%	—%	—%

receivable, net during the period

	Quarter Ended March 31, 2025
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,261	$549	$59	$48	$2	$37	$—	$6,956
(Recovery of) provision for credit losses	(460)	126	(1)	(35)	(1)	(8)	—	(379)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,801	$675	$58	$13	$1	$29	$—	$6,577

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,801	675	58	13	1	29	—	6,577
ACL, end of period	$5,801	$675	$58	$13	$1	$29	$—	$6,577

Loans held for investment:
Individually evaluated for impairment	$9	$470	$—	$—	$—	$—	$—	$479
Collectively evaluated for impairment	545,368	429,077	75,349	837	89	4,255	52	1,055,027
Total loans held for investment, gross	$545,377	$429,547	$75,349	$837	$89	$4,255	$52	$1,055,506
ACL on loans as a percentage of gross loans held for investment	1.06%	0.16%	0.08%	1.55%	1.12%	0.68%	—%	0.62%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Nine Months Ended March 31, 2026
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,734	$615	$55	$12	$2	$6	$—	$6,424
(Recovery of) provision for credit losses	(402)	(60)	(8)	(12)	(2)	(6)	—	(490)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,332	$555	$47	$—	$—	$—	$—	$5,934

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,332	555	47	—	—	—	—	5,934
ACL, end of period	$5,332	$555	$47	$—	$—	$—	$—	$5,934

Loans held for investment:
Individually evaluated for impairment	$—	$458	$—	$—	$—	$—	$—	$458
Collectively evaluated for impairment	548,441	406,928	69,882	—	—	15	55	1,025,321
Total loans held for investment, gross	$548,441	$407,386	$69,882	$—	$—	$15	$55	$1,025,779
ACL on loans as a percentage of gross loans held for investment	0.97%	0.14%	0.07%	—%	—%	—%	—%	0.58%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Nine Months Ended March 31, 2025
			Commercial			Commercial
(Dollars In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065
(Recovery of) provision for credit losses	(494)	80	(8)	(84)	—	18	—	(488)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,801	$675	$58	$13	$1	$29	$—	$6,577

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,801	675	58	13	1	29	—	6,577
ACL, end of period	$5,801	$675	$58	$13	$1	$29	$—	$6,577

Loans held for investment:
Individually evaluated for impairment	$9	$470	$—	$—	$—	$—	$—	$479
Collectively evaluated for impairment	545,368	429,077	75,349	837	89	4,255	52	1,055,027
Total loans held for investment, gross	$545,377	$429,547	$75,349	$837	$89	$4,255	$52	$1,055,506
ACL on loans as a percentage of gross loans held for investment	1.06%	0.16%	0.08%	1.55%	1.12%	0.68%	—%	0.62%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

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

	At March 31, 2026
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$526	$—	$526	$(6)	$520
Without a related allowance(2)	25	(25)	—	—	—
Total single-family loans	551	(25)	526	(6)	520

Multi-family:
Without a related allowance(2)	458	—	458	—	458
Total multi-family loans	458	—	458	—	458

Total non-performing loans	$1,009	$(25)	$984	$(6)	$978

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

	At June 30, 2025
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$560	$—	$560	$(7)	$553
Without a related allowance(2)	420	(25)	395	—	395
Total single-family loans	980	(25)	955	(7)	948

Multi-family:
Without a related allowance(2)	466	—	466	—	466
Total multi-family loans	466	—	466	—	466

Total non-performing loans	$1,446	$(25)	$1,421	$(7)	$1,414

(1)	ACL specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their fair value or the fair value of the collateral was higher than the loan balance.

At March 31, 2026, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended March 31, 2026 and 2025, the Corporation’s average recorded investment in non-performing loans was $989,000 and $1.5 million, respectively. The Corporation records payments on non-performing loans utilizing the cash basis or cost recovery method of accounting during the periods when the loans are on non-performing status. For the quarters ended March 31, 2026 and 2025, the Bank received $14,000 and $120,000, respectively, in interest payments from non-performing loans, all of which was recognized as interest income for those periods. None of these payments were applied to reduce the loan balances under the cost recovery method.

For the nine months ended March 31, 2026 and 2025, the Corporation’s average recorded investment in non-performing loans was $1.1 million and $2.1 million, respectively. For the nine months ended March 31, 2026 and 2025, the Bank received $72,000 and $178,000, respectively, in interest payments from non-performing loans, all of which was recognized as interest income for those periods. None of these payments were applied to reduce the loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters and nine months ended March 31, 2026 and 2025:

	Quarter Ended March 31,
	2026		2025
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$—	$—	$10	$84
Multi-family	459	4	156	—
	459	4	166	84

With related ACL:
Mortgage loans:
Single-family	530	10	1,285	36
	530	10	1,285	36

Total	$989	$14	$1,451	$120

	Nine Months Ended March 31,
	2026		2025
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$86	$11	$534	$90
Multi-family	557	28	52	—
	643	39	586	90

With related ACL:
Mortgage loans:
Single-family	485	33	1,517	88
	485	33	1,517	88

Total	$1,128	$72	$2,103	$178

During the quarters and nine months ended March 31, 2026 and 2025, no properties were acquired in the settlement of loans and no previously foreclosed properties were sold. A new appraisal is obtained for each property at the time of foreclosure, and fair value is derived by using the lower of the appraised value or the listing price of the property, net of estimated selling costs. Any initial loss upon repossession is recorded as a charge to the ACL prior to transferring the asset to real estate owned. Subsequent to transfer to real estate owned, if there is further deterioration in the property’s value, specific real estate owned loss reserves are established and charged to the Condensed Consolidated Statements of Operations. In addition, the Corporation records costs to carry real estate owned as real estate owned operating expenses as incurred. As of both March 31, 2026 and June 30, 2025, the Corporation held no real estate owned property.

The Bank adjusts the reserve for unfunded loan commitments through the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the quarters and nine months ended March 31, 2026 and 2025.

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands)	2026	2025	2026	2025
Balance, beginning of the period	$38	$55	$32	$57
Provision for (recovery of) credit losses	26	(12)	32	(14)
Balance, end of the period	$64	$43	$64	$43

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

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of March 31, 2026 and June 30, 2025, the Corporation had commitments to extend credit on loans to be held for investment of $14.6 million and $6.1 million, respectively.

The following table provides information regarding unfunded loan commitments, which are comprised of undisbursed loan funds, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below.

Commitments	March 31, 2026	June 30, 2025
(In Thousands)
Undisbursed loan funds – Construction loans	$—	$529
Undisbursed loan funds – Single-family loans(1)	—	53
Undisbursed lines of credit - Mortgage loans	—	8
Undisbursed lines of credit – Commercial business loans	460	2,208
Undisbursed lines of credit – Consumer loans	303	320
Commitments to extend credit on loans to be held for investment	14,590	6,061
Total	$15,353	$9,179

(1)	Consists of undisbursed loan funds of previously reported construction loans that were converted to single-family loans based on their contractual terms.

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of March 31, 2026 and June 30, 2025, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee monthly to compensate the Bank for accepting the recourse obligation. As of March 31, 2026 and June 30, 2025, the Bank serviced $2.4 million and $2.6 million of loans under this program, respectively, and recorded a recourse liability of $6,000 at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the investor’s credit requirements, if any party involved in the loan misrepresented pertinent facts, committed fraud, or if the loans became 90-days past due within 120 days of the loan funding date. During the quarters and nine months ended March 31, 2026 and 2025, the Bank did not repurchase any loans or settle any repurchase requests. In addition to the specific recourse liability for the MPF program, the Bank established a recourse liability of $17,000 as of both March 31, 2026 and June 30, 2025 for loans sold to other investors.

The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2026 and 2025:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
Recourse Liability	2026	2025	2026	2025
(In Thousands)
Balance, beginning of the period	$23	$23	$23	$26
Recovery for recourse liability	—	—	—	(3)
Net settlements in lieu of loan repurchases	—	—	—	—
Balance, end of the period	$23	$23	$23	$23

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

The following table presents, as of the dates indicated, the difference between the fair value and the unpaid principal balance of loans held for investment and the base cost of other equity investments for which the Corporation has elected the fair value option:

			Net
		Unpaid Principal	Unrealized
(In Thousands)	Fair Value	or Base Cost	(Loss) Gain
As of March 31, 2026:
Loans held for investment, at fair value	$997	$1,126	$(129)
Other equity investments, at fair value	$622	$—	$622

As of June 30, 2025:
Loans held for investment, at fair value	$1,018	$1,158	$(140)
Other equity investments, at fair value	$730	$—	$730

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2026 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$902	$—	$902
U.S. government sponsored enterprise MBS	—	373	—	373
Private issue CMO	—	—	71	71
Investment securities - available for sale	—	1,275	71	1,346

Loans held for investment, at fair value	—	—	997	997
Other equity investments, at fair value	—	622	—	622
Interest-only strips	—	—	5	5
Total assets	$—	$1,897	$1,073	$2,970

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,082	$—	$1,082
U.S. government sponsored enterprise MBS	—	446	—	446
Private issue CMO	—	—	79	79
Investment securities - available for sale	—	1,528	79	1,607

Loans held for investment, at fair value	—	—	1,018	1,018
Other equity investments, at fair value	—	730	—	730
Interest-only strips	—	—	6	6
Total assets	$—	$2,258	$1,103	$3,361

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended March 31, 2026
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at December 31, 2025	$74	$1,006	$5	$1,085
Total gains or losses (realized/unrealized):
Included in earnings	—	1	—	1
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(3)	(10)	—	(13)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2026	$71	$997	$5	$1,073

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

	For the Nine Months Ended March 31, 2026
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2025	$79	$1,018	$6	$1,103
Total gains or losses (realized/unrealized):
Included in earnings	—	11	—	11
Included in other comprehensive income	—	—	(1)	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(8)	(32)	—	(40)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at March 31, 2026	$71	$997	$5	$1,073

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at March 31, 2026 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	$—	$—	$103	$103
Total	$—	$—	$103	$103

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	$—	$—	$88	$88
Total	$—	$—	$88	$88

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of March 31, 2026:

					Impact to
	Fair Value				Valuation
	As of				from an
	March 31,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2026	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Securities available-for sale: Private issue CMO	$71	Market comparable pricing	Comparability adjustment	(0.9%) - 0.2% (0.0%)	Increase

Loans held for investment, at fair value	$997	Relative value analysis	Broker quotes	88.1% - 90.3% (89.6%)	Increase
			Credit risk factor	0.9% - 1.1% (1.0%)	Decrease

MSAs	$103	Discounted cash flow	Prepayment rate (CPR)	6.1% - 60.0% (12.9%)	Decrease
			Discount rate	9.0% - 10.5% (9.0%)	Decrease

Interest-only strips	$5	Discounted cash flow	Prepayment rate (CPR)	10.0% - 23.5% (19.6%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment rates, discount rates and broker quotes, among others. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the nine months ended March 31, 2026, there were no significant changes to the Corporation's valuation techniques and inputs that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

The carrying amount and fair value of the Corporation’s other financial instruments as of March 31, 2026 and June 30, 2025 was as follows:

	March 31, 2026
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,028,647	$991,252	$—	$—	$991,252
Investment securities - held to maturity	$93,997	$85,866	$—	$85,866	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$892,885	$892,964	$—	$892,964	$—
Borrowings	$184,053	$184,188	$—	$184,188	$—

	June 30, 2025
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,044,727	$996,332	$—	$—	$996,332
Investment securities - held to maturity	$109,399	$99,126	$—	$99,126	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,772	$889,115	$—	$889,115	$—
Borrowings	$213,073	$213,505	$—	$213,505	$—

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the nine months ended March 31, 2026, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters and nine months ended March 31, 2026 and 2025:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
Type of Services	2026	2025	2026	2025
(In Thousands)
Loan servicing and other fees(1)	$125	$135	$447	$299
Deposit account fees	271	276	809	856
Card and processing fees	280	291	868	911
Other(2)	37	205	319	585
Total non-interest income	$713	$907	$2,443	$2,651

(1)	Not within the scope of ASC 606.
(2)	Includes net BOLI income of $45 thousand, $46 thousand, $137 thousand and $138 thousand, net loss on sale of loans of $0, $0, $34 thousand and $41 thousand, net unrealized (loss) gain on other equity investments of $(99) thousand, $71 thousand, $(108) thousand and $181 thousand, for the quarters and nine months ended March 31, 2026 and 2025, respectively, which are not within the scope of ASC 606.

For the quarters and nine months ended March 31, 2026 and 2025, substantially all the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842 which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities for operating leases and borrowings for finance leases, while right-of-use assets are recorded in premises and equipment in the Corporation's Condensed Consolidated Statements of Financial Condition. At March 31, 2026, the Corporation's leases were classified as operating leases and finance leases; and the Corporation did not have any operating or finance leases with an initial term of 12 months or less ("short-term leases"). Liabilities to make future lease payments and right-of-use assets are recorded for operating leases and finance leases and do not include short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Since lease extensions are not reasonably certain, the Corporation generally does not recognize payments occurring during option periods in the calculation of its right-of-use lease assets and lease liabilities. The Corporation utilizes the FHLB – San Francisco rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the lease term in amounts that represent the difference between straight-line lease expense and interest accretion on the related liability. For finance leases, right-of-use assets are amortized on a straight-line basis over the useful life of the underlying asset, while the interest accretion on the lease liability is recognized as interest expense in the Corporation’s Condensed Statements of Operations.

For the quarters ended March 31, 2026 and 2025, expenses associated with the Corporation’s leases totaled $178,000, and $181,000, respectively. For the nine months ended March 31, 2026 and 2025, expenses associated with the Corporation’s leases totaled $529,000, and $600,000, respectively. Lease expenses for operating leases are recorded in premises and occupancy or equipment expense; while expenses for finance leases are recorded in equipment expense and interest expense on borrowings, as applicable, in the Condensed Consolidated Statements of Operations.

The following tables present supplemental information related to leases at the dates and for the periods indicated:

(In Thousands)	At March 31, 2026	At June 30, 2025
Condensed Consolidated Statements of Condition:

Operating Leases:
Premises and equipment - Operating lease right-of-use assets	$2,236	$1,651
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$2,255	$1,682

Finance Leases:
Premises and equipment at cost	$84	$84
Accumulated amortization	(23)	(9)
Premises and equipment - Finance lease right-of-use assets	$61	$75

Borrowings - Finance lease liabilities	$53	$73

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2026	2025	2026	2025
Condensed Consolidated Statements of Operations:

Operating lease expense:
Premises and occupancy expenses from operating leases(1)	$172	$167	$509	$517
Equipment expenses from operating leases(1)	—	6	—	75
Total operating lease expense	172	173	509	592

Finance lease expense:
Equipment expenses from finance leases(1)	6	7	18	7
Interest on finance lease liabilities	—	1	2	1
Total finance lease expense	6	8	20	8

Total lease expense	$178	$181	$529	$600

(1)	Includes immaterial variable lease costs.

	Nine Months Ended	Nine Months Ended
(In Thousands)	March 31, 2026	March 31, 2025
Condensed Consolidated Statements of Cash Flows:
Operating cash used for operating leases, net	$521	$592
Operating cash used for finance leases, net	$6	$4
Financing cash used for finance leases, net	$20	$4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,035	$979
Finance leases	$—	$84

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of March 31, 2026:

	Operating Leases	Finance Leases
	Amount(1)	Amount(1)
Fiscal Year Ending June 30,	(In Thousands)	(In Thousands)
Remainder of fiscal 2026	$175	$7
Fiscal 2027	703	30
Fiscal 2028	672	18
Fiscal 2029	377	—
Fiscal 2030	247	—
Thereafter	275	—
Total contract lease payments	$2,449	$55

Total liability to make lease payments	$2,255	$53
Difference in undiscounted and discounted future lease payments	$194	$2
Weighted average discount rate	4.08%	4.50%
Weighted average remaining lease term (years)	4.0	1.8

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On January 22, 2026, the Corporation’s Board of Directors announced a new stock repurchase plan authorizing the repurchase of up to 318,875 shares of the Corporation’s outstanding common stock over a one-year period.

During the third quarter of fiscal 2026, the Corporation purchased 91,532 shares of its common stock under the authorized stock repurchase plans with a weighted average cost of $16.18 per share. For the first nine months of fiscal 2026, the Corporation purchased 254,499 shares of its common stock with a weighted average cost of $15.93 per share. As of March 31, 2026, 264,579 shares or 83 percent of authorized common stock under the January 2026 plan were available for purchase.

Note 11: Segment Reporting

The Corporation operates as a single reportable segment, providing a broad range of banking and financial services to individuals, businesses, and institutional clients. These services primarily include commercial and consumer lending, deposit products, and to a lesser extent, loan servicing and wealth management services. The commercial and consumer lending primarily consists of single-family, multi-family and commercial real estate mortgage lending and, to a lesser extent, construction, commercial business, other mortgage and consumer lending. The Corporation’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM relies on the Senior Management Committee, which includes the Senior Vice President – Chief Financial Officer, Senior Vice President – Chief Lending Officer, Senior Vice President – Retail Banking, Senior Vice President – Single Family, and others, to provide detailed financial and operational reports. The CODM regularly evaluates the financial performance of the Corporation and allocates resources accordingly. Key financial performance metrics used by the CODM include net interest income, provision for (recovery of) credit losses, non-interest income, non-interest expenses, net income, diluted earnings per share, return on average assets, return on average equity, net interest margin, efficiency ratio, loans held for investment growth, deposit growth, loans held for investment as a percentage of total deposits, core deposits as a percentage of total deposits, Tier 1 leverage capital ratio, non-performing assets as a percentage of total assets, among others.

The following table presents the financial performance measures that the CODM reviews as of or for the periods indicated:

	At or For the Quarter Ended March 31,		At or For the Nine Months Ended March 31,
(Dollars In Thousands, Except Per Share Information)	2026	2025	2026	2025

Interest income	$13,860	$14,429	$41,956	$42,525
Interest expense	4,697	5,217	14,939	15,938
Net interest income	9,163	9,212	27,017	26,587
Provision for (recovery of) credit losses	326	(391)	(458)	(502)
Net interest income, after provision for (recovery of) credit losses	8,837	9,603	27,475	27,089
Non-interest income	713	907	2,443	2,651
Non-interest expense	7,639	7,856	23,222	23,173
Income before taxes	1,911	2,654	6,696	6,567
Provision for income taxes	557	797	2,225	1,938
Net income	$1,354	$1,857	$4,471	$4,629

Diluted earnings per share	$0.21	$0.28	$0.68	$0.68
Return on average assets	0.45%	0.59%	0.49%	0.50%
Return on average equity	4.21%	5.71%	4.61%	4.71%
Net interest margin	3.13%	3.02%	3.05%	2.92%
Efficiency ratio	77.35%	77.64%	78.83%	79.26%
Loans held for investment growth	(0.77)%	0.51%	(1.54)%	0.57%
Deposit growth	2.34%	3.90%	0.46%	1.46%
Loans held for investment as a percentage of total deposits	115.32%	117.49%	115.32%	117.49%
Core deposits as a percentage of total deposits	63.76%	65.62%	63.76%	65.62%
Tier 1 leverage capital ratio	9.98%	9.85%	9.98%	9.85%
Non-performing assets as a percentage of total assets	0.08%	0.11%	0.08%	0.11%

Note 12: Subsequent Events

On April 23, 2026, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on May 14, 2026 are entitled to receive the cash dividend. The cash dividend will be payable on June 4, 2026.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. Provident Financial Holdings, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At March 31, 2026, Provident Financial Holdings, Inc., on a consolidated basis, had total assets of $1.22 billion, total deposits of $892.9 million and total stockholders’ equity of $126.6 million. Provident Financial Holdings, Inc. has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On January 22, 2026, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for shareholders of record as of the close of business on February 12, 2026. This dividend was paid on March 5, 2026. Future dividend declarations and payments will be subject to the Board of Directors’ discretion, considering factors such as the Corporation’s financial condition, operational results, tax implications, capital requirements, industry standards, legal restrictions, economic conditions, and other relevant factors, including regulatory limitations that affect the Bank’s ability to pay dividends to the Corporation. Under Delaware law, dividends may be paid from surplus or, in the absence of surplus, from net profits of the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

There are a number of important factors that could cause future results to differ materially from historical performance and those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

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

The California economic environment presents heightened risk to the Corporation, particularly with respect to real estate values and loan delinquencies. Because the majority of the Corporation’s loans are secured by real estate located in California, significant declines in California property values could limit the Corporation’s ability to recover on defaulted loans through the sale of the underlying collateral. Within commercial real estate, the office sector continues to face elevated risk, driven by higher vacancy rates, slower leasing activity, and downward pressure on rental rates in certain California markets. These trends may negatively affect collateral values and the repayment capacity of the borrowers. In response, the Bank has evaluated its existing loans collateralized by office space for outsized concentrations and has implemented tighter underwriting standards for such collateral. At March 31, 2026, our commercial real estate portfolio totaled $69.9 million, including office properties of various types, totaling approximately $36.1 million or 51.6 percent of the total commercial real estate portfolio and 3.5 percent of the total loan portfolio. While current credit performance within the office segment remains satisfactory, management continues to monitor the portfolio closely in light of evolving market conditions.

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

Comparison of Financial Condition at March 31, 2026 and June 30, 2025

Total assets decreased two percent to $1.22 billion at March 31, 2026 from $1.25 billion at June 30, 2025. The decrease was primarily attributable to decreases in loans held for investment and investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, increased $4.0 million, or eight percent, to $57.1 million at March 31, 2026 from $53.1 million at June 30, 2025. The increase was primarily attributable to the changes in its earning assets and funding sources, and reflects management’s proactive strategy to manage liquidity in response to prevailing economic conditions.

Investment securities (held to maturity and available for sale) decreased $15.7 million, or 14 percent, to $95.3 million at March 31, 2026, from $111.0 million at June 30, 2025. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first nine months of fiscal 2026, with no purchases or sales of investment securities during the period. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment decreased $16.1 million, or two percent, to $1.03 billion at March 31, 2026 from $1.05 billion at June 30, 2025, predominantly due to a decrease in multi-family loans, partly offset by an increase in single-family loans. During the first nine months of fiscal 2026, the Corporation originated $115.9 million of loans held for investment, consisting primarily of single-family and multi-family loans located throughout California, compared to $93.3 million originated during the first nine months of fiscal 2025. The Corporation did not purchase any loans during the first nine months of fiscal 2026 or 2025. Total loan principal payments during the first nine months of fiscal 2026 were $133.2 million, up 46 percent from $91.4 million during the comparable period in fiscal 2025, reflecting elevated payoff and amortization activity. Single-family loans held for investment at March 31, 2026 and June 30, 2025 totaled $548.4 million and $544.4 million, representing approximately 53 percent and 52 percent of loans held for investment, respectively. Multi-family loans held for investment at March 31, 2026 and June 30, 2025 totaled $407.4 million and $423.4 million, respectively, representing approximately 40 percent and 41 percent of loans held for investment, respectively. Commercial real estate loans held for investment at March 31, 2026 and June 30, 2025 totaled $69.9 million and $72.8 million, respectively, each representing approximately seven percent of loans held for investment.

Loans pledged to the FRB-San Francisco increased $78.6 million, or 35 percent, to $305.6 million at March 31, 2026 from $227.0 million at June 30, 2025, while loans pledged to the FHLB-San Francisco decreased $90.5 million, or 12 percent, to $643.9 million over the same period. Total loans pledged across both facilities represented approximately 93 percent of loans held for investment at March 31, 2026, compared to 92 percent at June 30, 2025.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at March 31, 2026 and June 30, 2025, as a percentage of the total dollar amount of loans outstanding:

As of March 31, 2026:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$142,917	26%	$174,629	32%	$230,707	42%	$188	—%	$548,441	100%
Multi-family	49,176	12%	230,738	57%	127,472	31%	—	—%	407,386	100%
Commercial real estate	12,647	18%	38,548	55%	18,687	27%	—	—%	69,882	100%
Total	$204,740	20%	$443,915	43%	$376,866	37%	$188	—%	$1,025,709	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2025:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$143,217	26%	$179,162	33%	$221,819	41%	$227	—%	$544,425	100%
Multi-family	50,450	12%	243,790	58%	129,177	30%	—	—%	423,417	100%
Commercial real estate	13,744	19%	39,213	54%	19,809	27%	—	—%	72,766	100%
Construction	—	—%	402	100%	—	—%	—	—%	402	100%
Other	—	—%	89	100%	—	—%	—	—%	89	100%
Total	$207,411	20%	$462,656	44%	$370,805	36%	$227	—%	$1,041,099	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits increased $4.1 million, or less than one percent, to $892.9 million at March 31, 2026 from $888.8 million at June 30, 2025, reflecting continued competitive pressures for deposits in the Bank’s market area as customers sought higher-yielding alternatives.

Core deposit balances, consisting of noninterest-bearing and interest-bearing transaction accounts, decreased by $7.2 million, or one percent, to $569.3 million at March 31, 2026, from $576.5 million at June 30, 2025. Time deposits (including brokered certificates of deposit) increased $11.3 million to $323.6 million from $312.3 million over the same period, attributable primarily to an increase in retail time deposits as the Bank actively managed deposit pricing and funding costs. At March 31, 2026, total brokered certificates of deposit were $134.4 million, up $3.4 million, or three percent, from $131.0 million at June 30, 2025. Excluding brokered certificates of deposit, retail time deposits represented 21 percent of total deposits at March 31, 2026, compared to 20 percent at June 30, 2025.

Total uninsured deposits were approximately $194.1 million (of which, $61.2 million were collateralized) and $158.7 million (of which, $54.0 million were collateralized) at March 31, 2026 and June 30, 2025, respectively. Uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Total borrowings decreased 29.0 million, or 14 percent, to $184.1 million at March 31, 2026 from $213.1 million at June 30, 2025. The decrease in borrowings was primarily due to the decreases in loans held for investment and investment securities. At March 31, 2026 and June 30, 2025, borrowings were primarily comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity declined $1.9 million, or two percent, to $126.6 million at March 31, 2026 from $128.5 million at June 30, 2025. The decrease was primarily due to $2.7 million of cash dividends paid to shareholders and $4.1 million of stock repurchases, partly offset by net income of $4.5 million and the amortization of stock-based compensation of $370,000 in the first nine months of fiscal 2026. The Corporation repurchased 254,499 shares of its common stock in the open market at a weighted average price of $15.93 per share during the first nine months of fiscal 2026 pursuant to its publicly announced stock repurchase programs. For further analysis on stock repurchases, see Note 10 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Comparison of Operating Results for the Quarters and Nine Months ended March 31, 2026 and 2025

Net income for the third quarter of fiscal 2026 was $1.4 million, down $503,000 or 27 percent from $1.9 million in the same period of fiscal 2025. The decrease was attributable to a $326,000 provision for credit losses in contrast to a $391,000 recovery of credit losses in the prior period and a $194,000 decrease in non-interest income, partly offset by a $217,000 decrease in non-interest expense.

For the first nine months of fiscal 2026, net income was $4.5 million, down $158,000 or three percent from $4.6 million in the same period of fiscal 2025. The decrease was primarily attributable to a $287,000 increase in the provision for income taxes and a $208,000 decrease in non-interest income, partly offset by a $430,000 increase in net interest income.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 77.35 percent for the third quarter of fiscal 2026, compared to 77.64 percent in the same period last year. For the first nine months of fiscal 2026, the efficiency ratio was 78.83 percent, compared to 79.26 percent for the same period of fiscal 2025.

Return on average assets was 0.45 percent in the third quarter of fiscal 2026, down 14 basis points from 0.59 percent in the same period last year. For the first nine months of fiscal 2026, return on average assets was 0.49 percent, down one basis point from 0.50 percent in the same period last year.

Return on average stockholders’ equity was 4.21 percent in the third quarter of fiscal 2026, down from 5.71 percent in the same period last year. For the first nine months of fiscal 2026, return on average stockholders’ equity was 4.61 percent, down from 4.72 percent in the same period last year.

Diluted earnings per share for the third quarter of fiscal 2026 were $0.21, down 25 percent from $0.28 in the same period last year. For the first nine months of fiscal 2026, diluted earnings per share were $0.68, unchanged from the same period last year.

Net Interest Income:

For the Quarters Ended March 31, 2026 and 2025. Net interest income decreased $49,000, or one percent, to $9.2 million for the third quarter of fiscal 2026 as compared to the same quarter last year. The decrease was due to a lower average balance of interest-earning assets, partly offset by a higher net interest margin. The average balance of interest-earning assets decreased $47.5 million, or four percent, to $1.17 billion in the third quarter of fiscal 2026 from $1.22 billion in the same quarter last year as the average balance of both investment securities and loans receivable declined. Similarly, the average balance of interest-bearing liabilities decreased $46.3 million, or four percent, to $1.06 billion in the third quarter of fiscal 2026 from $1.11 billion in the same quarter last year primarily reflecting decreases in the average balance of borrowings and transaction accounts, partly offset by an increase in the average balance of time deposits. The net interest margin during the third quarter of fiscal 2026 increased 11 basis points to 3.13 percent from 3.02 percent in the same quarter last year. The increase was primarily driven by a lower average cost of interest-bearing liabilities, which decreased 11 basis points to 1.80 percent from 1.91 percent, while the average yield of interest-earning assets remained at 4.73 percent. The decline in the cost of interest-bearing liabilities was largely attributable to a 41 basis point reduction in the average cost of borrowings, reflecting both lower FHLB advance balances and a declining rate environment, partly offset by a seven basis point increase in the average cost of deposits driven by a shift in mix toward higher-cost time deposits.

For the Nine Months Ended March 31, 2026 and 2025. Net interest income increased $430,000 or two percent to $27.0 million for the first nine months of fiscal 2026 from $26.6 million in the same period in fiscal 2025, as a result of a higher net interest margin, partly offset by a lower average balance of interest-earning assets. The net interest margin was 3.05 percent in the first nine months of fiscal 2026, an increase of 13 basis points from 2.92 percent in the same period of fiscal 2025. The weighted-average yield on interest-earning assets increased six basis points to 4.73 percent in the first nine months of fiscal 2026 from 4.67 percent in the same period last year, while the weighted-average cost of interest-bearing liabilities decreased seven basis points to 1.86 percent for the first nine months of fiscal 2026 as compared to 1.93 percent in the same period last year. The average balance of interest-earning assets decreased $31.6 million, or three percent, to $1.18 billion in the first nine months of fiscal 2026 from $1.21 billion in the comparable period of fiscal 2025, primarily reflecting decreases in the average balance of investment securities and loans receivable. The average balance of interest-bearing liabilities decreased $31.0 million, or three percent, to $1.07 billion in the first nine months of fiscal 2026 from $1.10 billion in the same period last year primarily reflecting decreases in the average balance of borrowings and transaction accounts, partly offset by an increase in the average balance of time deposits.

Interest Income:

For the Quarters Ended March 31, 2026 and 2025. Total interest income was $13.9 million for the third quarter of fiscal 2026, down $569,000 or four percent from $14.4 million in the same period of fiscal 2025. The decrease was due to the decrease in all interest-earning categories, except the FHLB – San Francisco stock and other equity investments.

Interest income on loans receivable decreased $663,000, or five percent, to $12.7 million in the third quarter of fiscal 2026 from $13.4 million in the same quarter of fiscal 2025. The decrease was due to a lower average yield and, to a lesser extent, a lower average balance. The average yield on loans receivable decreased 15 basis points to 4.91 percent in the third quarter of fiscal 2026 from an average yield of 5.06 percent in the same quarter last year. The lower average loan yield was due primarily to an increase in deferred loan cost amortization. Net deferred loan cost amortization in the third quarter of fiscal 2026 increased 174 percent to $656,000 from $239,000 in the same quarter last year, reflecting elevated loan payoff activity. The average balance of loans receivable decreased $21.9 million, or two percent, to $1.03 billion in the third quarter of fiscal 2026 from $1.06 billion in the same quarter last year. Total loans originated for investment in the third quarter of fiscal 2026 were $44.2 million, up 58 percent from $27.9 million in the same quarter last year; while loan principal payments received in the third quarter of fiscal 2026 were $52.1 million, up 127 percent from $23.0 million in the same quarter last year.

Interest income from investment securities decreased $64,000, or 14 percent, to $395,000 in the third quarter of fiscal 2026 from $459,000 for the same quarter of fiscal 2025. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $20.0 million, or 17 percent, to $98.4 million in the third quarter of fiscal 2026 from $118.4 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities. The average yield on investment securities increased six basis points to 1.61 percent in the third quarter of fiscal 2026 from 1.55 percent for the same quarter last year. The increase in the average yield was primarily attributable to lower premium amortization ($57,000 compared to $86,000 in the same quarter last year) due to lower total principal repayments ($4.9 million vs. $5.3 million), which resulted in lower amortized purchase premiums and, to a lesser extent, the upward repricing of adjustable-rate mortgage-backed securities.

The Bank received $488,000 of cash dividends from FHLB – San Francisco stock and other equity investments in the third quarter of fiscal 2026, up $275,000 or 129 percent from the $213,000 in the same quarter last year. The increase was due primarily to the $274,000 special cash dividend received from FHLB – San Francisco stock in February 2026, which is not expected to recur at this level. Excluding the special dividend, the average yield on FHLB stock and other equity investments would have been approximately 8.35 percent, consistent with the prior year level of 8.30 percent..

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $272,000 in the third quarter of fiscal 2026, down $117,000 or 30 percent from $389,000 in the same quarter of fiscal 2025. The decrease was due to a lower average yield and a lower average balance. The average yield earned on interest-earning deposits in the third quarter of fiscal 2026 was 3.66 percent, down 76 basis points from 4.42 percent in the same quarter last year, due primarily to decreases in the interest rates paid on excess reserves as the Federal Reserve reduced the federal funds rate. The average balance of interest-earning deposits decreased $5.5 million, or 16 percent, to $29.7 million in the third quarter of fiscal 2026 from $35.2 million in the same quarter last year due to management’s proactive strategy to manage liquidity in response to prevailing economic conditions.

For the Nine Months Ended March 31, 2026 and 2025.  Total interest income was $42.0 million for the first nine months of fiscal 2026, down $569,000 or one percent from $42.5 million in the same period of fiscal 2025. The decrease was due to the decrease in all interest-earning categories, except the FHLB – San Francisco stock and other equity investments.

Interest income from loans receivable decreased $533,000 to $38.9 million in the first nine months of fiscal 2026 from $39.4 million for the same period of fiscal 2025. The decrease was due to a lower average balance, while the weighted average yield remained unchanged. The average balance of loans receivable decreased by $12.3 million, or one percent, to $1.04 billion for the first nine months of fiscal 2026 from $1.05 billion in the same period of fiscal 2025. Total loans originated for investment in the first nine months of fiscal 2026 were $115.9 million, up 24 percent from $93.3 million in the same period last year. Loan principal payments received in the first nine months of fiscal 2026 were $133.2 million, up 46 percent from $91.4 million in the same period last year. The average yield on loans receivable was unchanged at 5.00 percent during the first nine months of fiscal 2026 as compared to the same period last year. The interest rates on loans receivable that were repriced upward were virtually offset by an increase in net deferred loan cost amortization to $1.5 million in the first nine months of fiscal 2026 from $975,000 in the same period of fiscal 2025. Adjustable-rate loans of approximately $349.2 million repriced upward in the first nine months of fiscal 2026 by approximately 15 basis points to an average yield of 7.08 percent from 6.93 percent.

Interest income from investment securities decreased $176,000, or 12 percent, to $1.2 million in the first nine months of fiscal 2026 from $1.4 million for the same period of fiscal 2025. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $20.5 million, or 17 percent, to $103.5 million in the first nine months of fiscal 2026 from $124.0 million in the same period of fiscal 2025. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased seven basis points to 1.59 percent in the first nine months of fiscal 2026 from 1.52 percent in the same period of fiscal 2025. The increase in the average yield was primarily attributable to lower premium amortization ($197,000 compared to $294,000 in the same period last year) attributable to lower principal repayments ($15.5 million vs. $16.3 million) which resulted in lower amortized purchase premiums and, to a lesser extent, the upward repricing of adjustable-rate mortgage-backed securities.

Cash dividends from FHLB – San Francisco stock and other equity investments received in the first nine months of fiscal 2026 were $913,000, up $277,000 from $636,000 in the same period of fiscal 2025. The increase was due primarily to the $274,000 special cash dividend received from FHLB – San Francisco stock in February 2026, which is not expected to recur at this level. Excluding the special dividend, the average yield on FHLB stock and other equity investments would have been approximately 8.30 percent, consistent with the prior year level of 8.33 percent.

Interest income from interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $899,000 in the first nine months of fiscal 2026, down $137,000 or 13 percent from $1.0 million in the same period of fiscal 2025. The decrease was due to a lower average yield, partly offset by a higher average balance. The average yield earned on interest-earning deposits decreased 79 basis points to 4.00 percent in the first nine months of fiscal 2026 from 4.79 percent in the comparable period last year, due primarily to decreases in the interest rates paid on excess reserves. The average balance of the interest-earning deposits in the first nine months of fiscal 2026 was $29.5 million, up $1.1 million or four percent, from $28.4 million in the same period of fiscal 2025 due to management’s proactive strategy to manage liquidity in response to prevailing economic conditions.

Interest Expense:

For the Quarters Ended March 31, 2026 and 2025. Total interest expense decreased $520,000 or 10 percent to $4.7 million in the third quarter of fiscal 2026 as compared to $5.2 million in the same quarter last year. The decrease was attributable to a lower interest expense on borrowings, partly offset by a higher interest expense on deposits.

Interest expense on deposits for the third quarter of fiscal 2026 was $2.9 million, a $136,000 or five percent increase compared to $2.7 million in the same quarter last year. The increase was attributable to a higher average cost of deposits, partly offset by a slightly lower average balance. The average cost of deposits was 1.33 percent for the third quarter of fiscal 2026, up seven basis points from 1.26 percent in the same quarter last year, primarily due to a shift in deposit mix towards higher-cost time deposits, partially offset by a decline in the average rate paid on time deposits to 3.36 percent from 3.62 percent in the same quarter last year. The decline in time deposit rates reflects the Bank’s active management of deposit pricing in response to the declining rate environment, as maturing higher-rate certificates of deposit were renewed or replaced at lower prevailing market rates. The average balance of time deposits accounted for 36 percent of total average deposits in the third quarter of fiscal 2026, compared to 33 percent in the same quarter last year. The average balance of deposits decreased slightly to $881.5 million in the third quarter of fiscal 2026 from $885.0 million in the same quarter last year due to decreases in transaction accounts, partly offset by an increase in time deposits. The average balance of time deposits (including brokered certificates of deposit) increased $26.1 million, or nine percent, to $314.5 million in the third quarter of fiscal 2026 from $288.4 million in the same quarter last year, while the average balance of transaction accounts was $566.9 million in the third quarter of fiscal 2026, down $29.8 million, or five percent, from $596.7 million in the same quarter last year.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the third quarter of fiscal 2026 decreased $656,000, or 27 percent, to $1.8 million from $2.5 million in the same quarter last year. The decrease was primarily the result of a lower average balance and, to a lesser extent, a lower average cost of borrowings. The reduction in the average balance of FHLB advances is consistent with the decrease in the loan and investment securities portfolios during the period, which reduced the Corporation’s overall funding requirements. The average balance of borrowings decreased $42.8 million or 19 percent to $179.0 million in the third quarter of fiscal 2026 from $221.8 million in the same quarter last year. The average cost of borrowings decreased 41 basis points to 4.11 percent in the third quarter of fiscal 2026 from 4.52 percent in the same quarter last year, reflecting the declining interest rate environment and the maturation and replacement of higher-rate advances at lower prevailing market rates.

For the Nine Months Ended March 31, 2026 and 2025.  Total interest expense decreased $999,000, or six percent to $14.9 million in the first nine months of fiscal 2026 from $15.9 million in the same period last year. The decrease was attributable to a lower interest expense on borrowings, partly offset by a higher interest expense on deposits.

Interest expense on deposits for the first nine months of fiscal 2026 was $8.8 million, a seven percent increase from $8.2 million for the same period last year. The average cost of deposits was 1.33 percent, up eight basis points from 1.25 percent in the same period last year, primarily due to a shift in deposit mix towards higher-cost time deposits and higher cost of savings deposits. The average balance of time deposits accounted for 35 percent of total average deposits in the first nine months of fiscal 2026, compared to 31 percent in the same period last year. The average balance of deposits increased $4.7 million or one percent to $880.9 million in the first nine months of fiscal 2026 from $876.2 million in the same period last year due primarily to an increase of $38.5 million in the average balance of time deposits, partly offset by a decrease of $33.8 million in the average balance of transaction accounts.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first nine months of fiscal 2026 decreased $1.6 million, or 20 percent, to $6.1 million from $7.7 million in the same period last year. The decrease was primarily the result of a lower average balance and, to a lesser extent, a lower average cost, consistent with the reduction in the loan and investment securities portfolios during the period, which reduced the Corporation’s overall funding requirements. The average balance of borrowings decreased by $35.8 million or 16 percent to $187.3 million in the first nine months of fiscal 2026 from $223.1 million in the same period last year and the average cost of borrowings decreased 22 basis points to 4.37 percent in the first nine months of fiscal 2026 from 4.59 percent in the same period last year, reflecting the declining interest rate environment and the maturity and replacement of higher-rate advances at lower prevailing market rates.

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

Average Balance Sheets

	Quarter Ended			Quarter Ended
	March 31, 2026			March 31, 2025
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,034,498	$12,705	4.91%	$1,056,441	$13,368	5.06%
Investment securities	98,352	395	1.61%	118,431	459	1.55%
FHLB – San Francisco stock and other equity investments	10,247	488	19.05%	10,268	213	8.30%
Interest-earning deposits	29,734	272	3.66%	35,182	389	4.42%

Total interest-earning assets	1,172,831	13,860	4.73%	1,220,322	14,429	4.73%

Noninterest-earning assets	31,356			30,846

Total assets	$1,204,187			$1,251,168

Interest-bearing liabilities:
Checking and money market accounts(2)	$341,233	$54	0.06%	$364,012	$46	0.05%
Savings accounts	225,703	219	0.39%	232,665	127	0.22%
Time deposits	314,546	2,609	3.36%	288,355	2,573	3.62%

Total deposits(3)	881,482	2,882	1.33%	885,032	2,746	1.26%

Borrowings	179,013	1,815	4.11%	221,787	2,471	4.52%

Total interest-bearing liabilities	1,060,495	4,697	1.80%	1,106,819	5,217	1.91%

Noninterest-bearing liabilities	15,135			14,268

Total liabilities	1,075,630			1,121,087

Stockholders’ equity	128,557			130,081
Total liabilities and stockholders’ equity	$1,204,187			$1,251,168

Net interest income		$9,163			$9,212

Interest rate spread(4)			2.93%			2.82%
Net interest margin(5)			3.13%			3.02%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.59%			110.25%
Return on average assets			0.45%			0.59%
Return on average equity			4.21%			5.71%

(1)	Includes the average balance of non-performing loans of $989 thousand and $1.5 million and net deferred loan cost amortization of $656 thousand and $239 thousand for the quarters ended March 31, 2026 and 2025, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $80.6 million and $88.4 million during the quarters ended March 31, 2026 and 2025, respectively.
(3)	Includes the average balance of uninsured deposits of approximately $187.3 million and $131.2 million in the quarters ended March 31, 2026 and 2025, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended			Nine Months Ended
	March 31, 2026			March 31, 2025
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,038,435	$38,908	5.00%	$1,050,748	$39,441	5.00%
Investment securities	103,475	1,236	1.59%	123,983	1,412	1.52%
FHLB – San Francisco stock and other equity investments	10,265	913	11.86%	10,186	636	8.33%
Interest-earning deposits	29,504	899	4.00%	28,404	1,036	4.79%

Total interest-earning assets	1,181,679	41,956	4.73%	1,213,321	42,525	4.67%

Noninterest-earning assets	30,716			30,314

Total assets	$1,212,395			$1,243,635

Interest-bearing liabilities:
Checking and money market accounts(2)	$342,089	$161	0.06%	$366,458	$150	0.05%
Savings accounts	227,588	587	0.34%	236,987	356	0.20%
Time deposits	311,256	8,045	3.44%	272,731	7,738	3.78%

Total deposits(3)	880,933	8,793	1.33%	876,176	8,244	1.25%

Borrowings	187,341	6,146	4.37%	223,087	7,694	4.59%

Total interest-bearing liabilities	1,068,274	14,939	1.86%	1,099,263	15,938	1.93%

Noninterest-bearing liabilities	14,852			13,461

Total liabilities	1,083,126			1,112,724

Stockholders’ equity	129,269			130,911
Total liabilities and stockholders’ equity	$1,212,395			$1,243,635

Net interest income		$27,017			$26,587

Interest rate spread(4)			2.87%			2.74%
Net interest margin(5)			3.05%			2.92%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.62%			110.38%
Return on average assets			0.49%			0.50%
Return on average equity			4.61%			4.72%

(1)	Includes the average balance of non-performing loans of $1.1 million and $2.1 million and net deferred loan cost amortization of $1.5 million and $975 thousand for the nine months ended March 31, 2026 and 2025, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $79.8 million and $88.4 million during the nine months ended March 31, 2026 and 2025, respectively.
(3)	Includes the average balance of uninsured deposits of approximately $166.1 million and $127.5 million in the nine months ended March 31, 2026 and 2025, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on interest income and expense for the quarters and nine months ended March 31, 2026 and 2025. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended March 31, 2026 Compared
	To Quarter Ended March 31, 2025
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$(393)	$(278)	$8	$(663)
Investment securities	17	(78)	(3)	(64)
FHLB – San Francisco stock and other equity investments	276	—	(1)	275
Interest-earning deposits	(67)	(60)	10	(117)
Total net change in income on interest-earning assets	(167)	(416)	14	(569)

Interest-bearing liabilities:
Checking and money market accounts	12	(3)	(1)	8
Savings accounts	99	(4)	(3)	92
Time deposits	(181)	234	(17)	36
Borrowings	(222)	(477)	43	(656)
Total net change in expense on interest-bearing liabilities	(292)	(250)	22	(520)
Net increase (decrease) in net interest income	$125	$(166)	$(8)	$(49)

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2026 Compared
	To Nine Months Ended March 31, 2025
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$—	$(533)	$—	$(533)
Investment securities	69	(234)	(11)	(176)
FHLB – San Francisco stock and other equity investments	270	5	2	277
Interest-bearing deposits	(170)	40	(7)	(137)
Total net change in income on interest-earning assets	169	(722)	(16)	(569)

Interest-bearing liabilities:
Checking and money market accounts	22	(9)	(2)	11
Savings accounts	255	(14)	(10)	231
Time deposits	(688)	1,093	(98)	307
Borrowings	(375)	(1,232)	59	(1,548)
Total net change in expense on interest-bearing liabilities	(786)	(162)	(51)	(999)
Net increase (decrease) in net interest income	$955	$(560)	$35	$430

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for (Recovery of) Credit Losses:

For the Quarters Ended March 31, 2026 and 2025. During the third quarter of fiscal 2026, the Corporation recorded a provision for credit losses of $326,000 in contrast to a $391,000 recovery of credit losses recorded during the same period last year. The provision was primarily due to the impact of a longer expected average life of the loan portfolio, attributable to increasing mortgage rates during the period, which decreased expected loan prepayments. The provision was primarily concentrated in single-family mortgage loans. This compared to the recovery in the same quarter of fiscal 2025 that was primarily due to an improvement in single-family residential qualitative factors.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the quarters ended March 31, 2026 and 2025.

The changes in the ACL on LHFI for the quarter ended March 31, 2026:

The changes in the ACL on LHFI for the quarter ended March 31, 2025:

For the Nine Months Ended March 31, 2026 and 2025.  During the first nine months of fiscal 2026, the Corporation recorded a recovery of credit losses of $458,000, compared to a recovery of credit losses of $502,000 in the same period of fiscal 2025. The recovery in the first nine months of fiscal 2026 was primarily due to the impact of a shorter expected average life of the loan portfolio, attributable to decreasing mortgage rates during the period, which increased expected loan prepayments. The recovery in the the first nine months of fiscal 2026 was primarily concentrated in single-family loans. This compared to the recovery in the same period of fiscal 2025 that was primarily due to an improvement in single-family residential qualitative factors.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the nine months ended March 31, 2026 and 2025.

The changes in the ACL on LHFI for the nine months ended March 31, 2026:

The changes in the ACL on LHFI for the nine months ended March 31, 2025:

At March 31, 2026, the ACL on loans held for investment was $5.9 million, all of which was comprised of collectively evaluated allowances. This represents an eight percent decrease from the ACL on loans held for investment of $6.4 million at June 30, 2025, which was also entirely comprised of collectively evaluated allowances. The ACL on loans as a percentage of gross loans held for investment was 0.58 percent at March 31, 2026, down from 0.62 percent at June 30, 2025.

Management believes the ACL on loans is sufficient to absorb expected losses in loans held for investment as of March 31, 2026, and continues to monitor economic conditions, borrower credit quality, and prepayment activity, which could impact the allowance in future periods. See “Asset Quality” below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding the ACL on LHFI.

Non-Interest Income:

For the Quarters Ended March 31, 2026 and 2025. Non-interest income decreased by $194,000, or 21 percent, to $713,000 in the third quarter of fiscal 2026 from $907,000 in the same period last year, due primarily to a $168,000, or 82 percent, decrease in other non-interest income resulting primarily from a decrease in unrealized gain of other equity investments.

For the Nine Months Ended March 31, 2026 and 2025. Non-interest income decreased $208,000, or eight percent, to $2.4 million in the first nine months of fiscal 2026 from $2.7 million in the same period last year, due primarily to a decrease in other non-interest income, partly offset by an increase in loan servicing and other fees. Other non-interest income decreased $266,000, or 46 percent, to $319,000 in the first nine months of fiscal 2026, attributable primarily to a decrease in unrealized gain on other equity investments. Loan servicing and other fees increased $148,000, or 49 percent, to $447,000 in the first nine months of fiscal 2026, attributable primarily to higher loan prepayment fees resulting from  higher loan payoffs.

Non-Interest Expense:

For the Quarters Ended March 31, 2026 and 2025. Non-interest expense decreased $217,000, or three percent, to $7.6 million in the third quarter of fiscal 2026 from $7.9 million in the same quarter last year, primarily due to a decrease in other non-interest expense attributable to a non-recurring $239,000 litigation settlement expense recorded in the third quarter of fiscal 2025.

For the Nine Months Ended March 31, 2026 and 2025. Non-interest expenses increased $49,000, or less than one percent, to $23.2 million in the first nine months of fiscal 2026 from the same period last year. The increase was primarily due to increases in salaries and employee benefits expense and equipment expense, partly offset by decreases in premises and occupancy expense, professional expense, sales and marketing expense, deposit insurance and regulatory assessment expense and other non-interest expense.

Salaries and employee benefits expense increased $131,000, or one percent, to $14.4 million in the first nine months of fiscal 2026 from $14.2 million in the same period last year, due primarily to higher employee compensation, executive retirement expense and group insurance expense, partly offset by personnel agency costs related to executive searches in fiscal 2025.

Equipment expense increased $190,000, or 17 percent, to $1.3 million in the first nine months of fiscal 2026 from $1.1 million in the same period of fiscal 2025, primarily due to software upgrades and maintenance.

Provision for Income Taxes:

For the Quarters Ended March 31, 2026 and 2025. The income tax provision was $557,000 for the third quarter of fiscal 2026, down 30 percent from $797,000 in the same quarter last year primarily due to a lower pre-tax income. The effective tax rate in the third quarter of fiscal 2026 was 29.2 percent as compared to 30.0 percent in the same quarter last year.

For the Nine Months Ended March 31, 2026 and 2025. The income tax provision was $2.2 million for the first nine months of fiscal 2026, up 15 percent from $1.9 million in the same period last year primarily due to a higher pre-tax income and a $251,000 adjustment recorded in the first quarter of fiscal 2026 related to the write-off of deferred tax assets associated with expired non-qualified stock options, which reduced the expected tax benefit. The effective tax rate in the first nine months of fiscal 2026 and 2025 was 33.2 percent and 29.5 percent, respectively.

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

Asset Quality

Non-performing assets were comprised of four non-performing single-family loans and one multi-family loan at March 31, 2026, compared to seven non-performing single-family loans and one multi-family loan at June 30, 2025. These non-performing loans, net of the ACL, were secured by collateral located in California and totaled $978,000 at March 31, 2026, down 31 percent from $1.4 million at June 30, 2025. Non-performing loans as a percentage of LHFI at March 31, 2026 was 0.09 percent, compared to 0.14 percent at June 30, 2025. No interest accruals were made for non-performing loans. There were no accruing loans 90 days or more past due, and no real estate owned at either March 31, 2026 or June 30, 2025. For further analysis on non-performing loans, see the tables below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of ACL, at the dates indicated:

	At March 31,	At June 30,
(In Thousands)	2026	2025
Loans on non-performing status
Mortgage loans:
Single-family	$520	$948
Multi-family	458	466
Total	978	1,414

Accruing loans past due 90 days or more	—	—

Total non-performing loans	978	1,414

Real estate owned, net	—	—
Total non-performing assets	$978	$1,414

Non-performing loans as a percentage of LHFI, net of ACL	0.09%	0.14%

Non-performing loans as a percentage of total assets	0.08%	0.11%

Non-performing assets as a percentage of total assets	0.08%	0.11%

The following table summarizes classified assets, which is comprised of classified loans, net of ACL and real estate owned, if any, at the dates indicated:

	At March 31, 2026		At June 30, 2025
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$—	—	$62	1
Multi-family	612	1	—	—
Commercial real estate	—	—	1,003	1
Total special mention loans	612	1	1,065	2

Substandard loans:
Mortgage loans:
Single-family	520	4	1,233	8
Multi-family	1,472	2	2,680	4
Total substandard loans	1,992	6	3,913	12

Total classified loans	2,604	7	4,978	14

Real estate owned	—	—	—	—

Total classified assets	$2,604	7	$4,978	14

Total classified assets as a percentage of total assets	0.21%		0.40%

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

Loan Volume Activities

The following table provides details related to the volume of loan originations, sales and principal payments for the quarters and nine months indicated:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(In Thousands)	2026	2025	2026	2025
Loans originated for sale:
Wholesale originations	$—	$—	$2,060	$3,355
Total loans originated for sale	—	—	2,060	3,355

Loans sold:
Servicing retained	—	—	(2,060)	(3,355)
Total loans sold	—	—	(2,060)	(3,355)

Loans originated for investment:
Mortgage loans:
Single-family	28,828	22,163	78,367	74,195
Multi-family	13,813	4,087	32,242	15,772
Commercial real estate	1,540	1,135	5,334	2,760
Commercial business loans	—	500	—	550
Total loans originated for investment	44,181	27,885	115,943	93,277

Loan principal payments	(52,050)	(22,980)	(133,249)	(91,351)
(Decrease) increase in other items, net⁽¹⁾	(142)	472	1,205	4,075

Net (decrease) increase in LHFI	$(8,011)	$5,377	$(16,101)	$6,001

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of LHFI and advance payments of escrows.

Multi-family loans originated for investment increased $16.4 million, or 104 percent, to $32.2 million in the first nine months of fiscal 2026 from $15.8 million in the same period last year, reflecting strategic initiatives implemented during fiscal 2026 to increase loan production and further leverage market opportunities. During the third quarter of fiscal 2026, multi-family originations totaled $13.8 million, up $9.7 million, or 238 percent, from $4.1 million in the same quarter last year. The increase in multi-family originations partly offset the decline in multi-family loan balances resulting from elevated principal payoff activity during the period.

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

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first nine months of fiscal 2026 and 2025, the Corporation originated loans held for investment of $115.9 million and $93.3 million, respectively, with no loan purchases during either period. At March 31, 2026, the Corporation had loan origination commitments totaling $14.6 million, undisbursed lines of credit totaling $763,000 and no undisbursed loan funds. The Corporation anticipates having sufficient funds available to meet its current loan funding commitments. During the first nine months of fiscal 2026 and 2025, total loan repayments were $133.2 million and $91.4 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first nine months of fiscal 2026, total deposits increased $4.1 million, or one percent, to $892.9 million, primarily due to an increase in time deposits, partly offset by a decline in transaction accounts. Time deposits, including brokered certificates of deposit, were $323.6 million and $312.3 million at March 31, 2026 and June 30, 2025, respectively. At March 31, 2026, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $200.8 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $99.5 million. Historically, the Corporation has been able to retain most of its time deposits as they mature.

The Corporation maintains an adequate level of liquidity to ensure the availability of funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At March 31, 2026, total cash and cash equivalents were $57.1 million, or five percent of total assets, to meet short-term liquidity needs. Depending on market conditions and the pricing of deposit products, the Bank may utilize FHLB – San Francisco advances for part of its liquidity needs. As of March 31, 2026, borrowings with the FHLB – San Francisco totaled $184.0 million. Financing availability at the FHLB – San Francisco is limited to 35 percent of total assets, resulting in a remaining borrowing capacity of $232.0 million with available collateral of $317.0 million at March 31, 2026. In addition, the Bank had a $192.3 million discount window facility at the FRB of San Francisco, collateralized by investment securities and single-family loans with a total balance of $325.7 million. As of March 31, 2026, the Bank also had a $50 million federal funds borrowing arrangement with its correspondent bank. No advances were outstanding under either the FRB discount window or the correspondent bank facility as of March 31, 2026.

The Bank maintains borrowing relationships with both the FHLB-San Francisco and the FRB of San Francisco, and regularly reviews and updates its available borrowing capacity to ensure funds can be accessed on a timely basis to meet liquidity needs. Collateral pledged to both facilities is monitored and maintained at levels sufficient to support the Bank’s contingency liquidity requirements. Total remaining available borrowing capacity across all sources was approximately $474.3 million at March 31, 2026.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2026 was 7.9 percent, down from 8.9 percent for the quarter ended June 30, 2025.

On January 22, 2026, the Board of Directors authorized a new stock repurchase plan for up to five percent of the Corporation’s common stock, or 318,875 shares. The Corporation plans to purchase shares periodically in the open market or through privately negotiated transactions over a one-year period, subject to market conditions, the Corporation’s capital requirements, available cash, and other relevant factors. As of March 31, 2026, a total of 264,579 shares remained available for future purchase under the Corporation’s current repurchase program.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’ primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are general regulatory restrictions on the ability of the Bank to pay dividends. Future dividend payments are subject to the Board’s discretion and applicable regulatory restrictions. The Corporation currently pays quarterly cash dividends on its common stock which may be modified, suspended, or terminated at any time. Our current quarterly common stock dividend rate is $0.14 per share, which is intended to balance the Corporation’s objectives of supporting the Bank’s operations and returning cash to shareholders. Assuming continued cash dividend payments during fiscal 2026 at $0.14 per share, our average total dividend paid each quarter would be approximately $885,000 based on the number of outstanding shares at March 31, 2026. At March 31, 2026, the Corporation (on an unconsolidated basis) had liquid assets of $6.4 million.

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

At March 31, 2026, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at March 31, 2026 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is also subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of March 31, 2026
Tier 1 leverage capital (to adjusted average assets)	$120,166	9.98%	$48,159	4.00%	$60,199	5.00%
CET1 capital (to risk-weighted assets)	$120,166	19.01%	$44,255	7.00%	$41,094	6.50%
Tier 1 capital (to risk-weighted assets)	$120,166	19.01%	$53,739	8.50%	$50,578	8.00%
Total capital (to risk-weighted assets)	$126,164	19.96%	$66,383	10.50%	$63,222	10.00%

As of June 30, 2025
Tier 1 leverage capital (to adjusted average assets)	$125,198	10.11%	$49,536	4.00%	$61,921	5.00%
CET1 capital (to risk-weighted assets)	$125,198	19.50%	$44,941	7.00%	$41,731	6.50%
Tier 1 capital (to risk-weighted assets)	$125,198	19.50%	$54,571	8.50%	$51,361	8.00%
Total capital (to risk-weighted assets)	$131,654	20.51%	$67,411	10.50%	$64,201	10.00%

(1)	Inclusive of the capital conservation buffer of 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.

In addition to the minimum Tier 1, CET1 and Total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At March 31, 2026, the Bank’s capital exceeded the conservation buffer.

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

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2026	2025	2025

Loans serviced for others (in thousands)	$32,080	$34,423	$33,707

Book value per share	$20.02	$19.54	$19.37

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

Using an internal interest rate risk model, the Corporation is able to analyze the Bank’s interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet commitments, if any. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no consideration given to steps that management might take to counter the effect of the interest rate movement. As of March 31, 2026, the targeted federal funds rate range was 3.50% to 3.75%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2026 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$153,204	$(10,655)	$1,241,792	12.34%	-65	bp
+200 bp	$163,443	$(416)	$1,254,979	13.02%	+3	bp
+100 bp	$167,170	$3,311	$1,261,694	13.25%	+26	bp
Base Case	$163,859	$—	$1,261,414	12.99%	0
-100 bp	$158,786	$(5,073)	$1,259,417	12.61%	-38	bp
-200 bp	$144,090	$(19,769)	$1,247,842	11.55%	-144	bp
-300 bp	$143,358	$(20,501)	$1,250,276	11.47%	-152	bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change to the NPV at March 31, 2026 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of assets.
(3)	Derived from the change in the NPV as a Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at March 31, 2026 and June 30, 2025, each of which scenarios were the most severe shock of a plus or minus 200 basis point rate shocks.

	At March 31, 2026		At June 30, 2025
	(-200 bp rate shock)		(-200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.99%		12.15%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.55%		11.17%
Sensitivity Measure: Change in NPV Ratio	-144	bp	-98	bp

The Bank’s interest rate risk profile remained stable during the first nine months of fiscal 2026, as evidenced by both the pre-shock and post-shock NPV ratios. The pre-shock NPV ratio increased 84 basis points to 12.99 percent at March 31, 2026 from 12.15 percent at June 30, 2025 and the post-shock NPV ratio increased 38 basis points to 11.55 percent at March 31, 2026 from 11.17 percent at June 30, 2025. These changes were primarily attributable to the net income in the first nine months of fiscal 2026 and the changes in market interest rates and the composition of the balance sheet, partly offset by a $10.5 million cash dividend distribution from the Bank to Provident Financial Holdings in September 2025. The Bank’s NPV sensitivity measure, which reflects the change in economic value of equity under a -200 basis point rate shock, increased to 144 basis points at March 31, 2026 from 98 basis points at June 30, 2025. The overall results indicate a strong capital position and resilience to changes in interest rates, consistent with the Corporation’s risk management strategy.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumptions used when calculating the results described in the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM loans could result in an increase in delinquencies and defaults. Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Bank.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of March 31, 2026:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of March 31, 2026
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$50,351	$—	$—	$6,775	$57,126
Investment securities	5,124	—	—	90,219	95,343
Loans held for investment	318,299	227,181	185,445	298,719	1,029,644
FHLB – San Francisco stock and other equity investments	10,190	—	—	—	10,190
Other assets	4,196	—	—	21,125	25,321
Total assets	$388,160	$227,181	$185,445	$416,838	$1,217,624

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	$—	$—	$—	$84,628	$84,628
Checking deposits - interest bearing	35,806	71,612	71,612	59,675	238,705
Savings deposits	45,037	90,075	90,075	—	225,187
Money market deposits	10,384	10,384	—	—	20,768
Time deposits	300,261	19,343	3,866	127	323,597
Borrowings	90,000	94,053	—	—	184,053
Other liabilities	1,188	—	—	12,925	14,113
Stockholders' equity	—	—	—	126,573	126,573
Total liabilities and stockholders' equity	$482,676	$285,467	$165,553	$283,928	$1,217,624

Repricing gap (negative) positive	$(94,516)	$(58,286)	$19,892	$132,910	$—
Cumulative repricing gap:
Dollar amount	$(94,516)	$(152,802)	$(132,910)	$—	$—
Percent of total assets	(8)%	(13)%	(11)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Bank’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 and +100, and -100, -200 and -300 basis points.

The following table describes the results of the sensitivity of the Bank’s net interest income analysis at March 31, 2026 and June 30, 2025.

At March 31, 2026		At June 30, 2025
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-0.47%	+300 bp	-1.35%
+200 bp	+2.45%	+200 bp	+2.01%
+100 bp	+3.04%	+100 bp	+2.23%
-100 bp	-3.92%	-100 bp	-1.80%
-200 bp	-6.75%	-200 bp	-3.24%
-300 bp	-13.74%	-300 bp	-6.38%

At both March 31, 2026 and June 30, 2025, the Bank was in a slightly asset sensitive position as its interest-earning assets were expected to reprice more favorably than its interest-bearing liabilities during the subsequent 12-month period. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, with the exception of the +300 basis point scenario at March 31, 2026 and June 30, 2025, where projected net interest income slightly declines due to embedded rate caps and other factors. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2026 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2025 Annual Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	The table below represents the Corporation’s purchases of its equity securities for the third quarter of fiscal 2026.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
January 1, 2026 – January 31, 2026	39,731	$16.17	39,731	316,380
February 1, 2026 – February 28, 2026	18,884	$16.26	18,884	297,496
March 1, 2026 – March 31, 2026	32,917	$16.16	32,917	264,579
Total	91,532	$16.18	91,532	264,579

(1)	The share purchases in January 2026 includes 37,236 shares under the January 2025 stock repurchase plan. On January 22, 2026, the Board of Directors authorized a new stock repurchase plan for up to five percent of the Corporation’s common stock, or 318,875 shares. The Corporation plans to purchase shares periodically in the open market or through privately negotiated transactions over a one-year period, subject to market conditions, the Corporation’s capital requirements, available cash, and other relevant factors.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Trading Plans. During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2010)

3.2	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K filed on November 30, 2022)

4.1	Form of Certificate of Provident’s Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed on March 11, 1996)

4.2	Description of Capital Stock of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2019)

10.1	Employment Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.14 to the Corporation’s Form 8-K dated October 31, 2023)

10.2	Amended Form of Severance Agreement with Avedis Demirdjian, Peter C. Fan, Glee A. Harris, Robert "Scott" Ritter, David S. Weiant and Gwendolyn L. Wertz

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 7, 2026	/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 7, 2026	/s/ Peter C. Fan
Peter C. Fan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)