Form 10-K
period 2026-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2026-09-02
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2025, was $91.3 million. As of August 31, 2026, there were 6,233,958 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the fiscal year 2026 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed in June 1996. The Corporation is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At June 30, 2026, the Corporation had consolidated total assets of $1.21 billion, total deposits of $910.4 million and stockholders’ equity of $126.2 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank. As used in this report, the terms “we,” “our,” “us,” and the “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. When we refer to “Provident” in this report, we are referring to Provident Financial Holdings, Inc.  When we refer to the “Bank” or “Provident Savings Bank” in this report, we are referring to Provident Savings Bank, F.S.B., a wholly owned subsidiary of Provident.

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

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, and through its subsidiary, Provident Financial Corp (“PFC”). The business activities of the Bank consist of community banking and, to a lesser extent, investment services for customers and trustee services for real estate transactions.

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

In June 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community. The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino counties. The Bank contributed $40,000 to the Foundation in both fiscal year 2026 and 2025.

Subsequent Events

On July 23, 2026, the Corporation announced that the Provident Board of Directors declared a cash dividend of $0.14 per share. Shareholders of Provident common stock at the close of business on August 13, 2026 were entitled to receive the cash dividend, payable on September 3, 2026.

On July 23, 2026, the Corporation announced that Donavon P. Ternes was appointed to serve on the Boards of Directors of the Corporation and the Bank to fill the vacancy resulting from the death of Director William E. Thomas in April 2026. Mr. Ternes will serve until the Corporation’s 2027 Annual Meeting of Stockholders and the Bank’s 2026 Annual Meeting

of Stockholders. The Bank also announced the appointment of Michael S. Van Stockum as Senior Vice President and Chief Lending Officer of the Bank.

Market Area

The Bank is headquartered in Riverside, California and, as of June 30, 2026, operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Southern California, including Riverside County, western San Bernardino County (collectively, the “Inland Empire”), and surrounding counties, to be the Bank’s primary market, with the Inland Empire its primary market area for deposits. Based on the most recent FDIC data, the Bank was the largest independent community bank (based on total assets) headquartered in Riverside County and held the 11th largest deposit market share of all banks in the county, with the second largest share among community banks.

According to the 2020 Census Bureau, Riverside and San Bernardino counties have the fourth and fifth largest populations in California, respectively, and are part of the greater Los Angeles metropolitan area, consisting primarily of suburban and urban communities. The Inland Empire, with a population of approximately 4.7 million, is relatively densely populated. The U.S. Department of Labor’s Bureau of Labor Statistics reported an unemployment rate of 5.3% in the Inland Empire in June 2026, higher than California’s rate of 5.2% and the national rate of 4.2%. In June 2025, these rates were 5.9% in the Inland Empire, 5.4% in California, and 4.1% nationwide.

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

Reportable Segments

Management monitors the revenue and expense components of the various products and services the Bank offers, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, management considers the Corporation to operate in one operating segment and one reportable segment. See Note 17, “Segment Reporting” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Lending Activities

General. The lending activity of the Bank is comprised of the origination of single-family, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans. Additional lending activities have historically included originating saleable single-family loans, primarily fixed-rate first trust deed mortgages. The Bank’s net loans held for investment were $1.03 billion at June 30, 2026, representing 85% of consolidated total assets. This compares to $1.05 billion, or 84% of consolidated total assets, at June 30, 2025.

At June 30, 2026, the maximum amount the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $19.3 million, or 15% of the Bank’s unimpaired capital and surplus. The Bank had no individual loan or aggregate loans to related borrowers with outstanding balances in excess of this amount. The Bank’s five largest lending relationships at June 30, 2026 consisted of: two multi-family loans and one single-family loan totaling $5.6 million to a group of related borrowers; four multi-family loans totaling $4.8 million to a group of related borrowers; three multi-family loans of $3.9 million; one multi-family loan of $3.9 million; and one multi-family loan of $3.8 million. The real estate collateral securing these loans is primarily located in Southern and Northern California. At June 30, 2026, all of these loans were performing in accordance with their contractual repayment terms.

Loans Held For Investment Analysis. The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated:

	At June 30,
	2026		2025
(Dollars In Thousands)	Amount	Percent	Amount	Percent

Mortgage loans:
Single-family	$565,930	55.02%	$544,425	52.23%
Multi-family	395,882	38.48	423,417	40.62
Commercial real estate	66,731	6.49	72,766	6.98
Construction	—	—	402	0.04
Other	—	—	89	0.01
Total mortgage loans	1,028,543	99.99	1,041,099	99.88

Commercial business loans	—	—	1,267	0.12
Consumer loans	58	0.01	57	—
Total loans held for investment, gross	1,028,601	100.00%	1,042,423	100.00%

Advance payments of escrows	129		293
Deferred loan costs, net	9,802		9,453
ACL(1) on loans	(5,850)		(6,424)
Total loans held for investment, net	$1,032,682		$1,045,745

(1)	Allowance for credit losses (“ACL”)

Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2026 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below:

		After	After
		One Year	5 Years
	Within	Through	Through	Beyond
(In Thousands)	One Year	5 Years	15 Years	15 Years	Total

Mortgage loans:
Single-family	$111	$1,384	$19,437	$544,998	$565,930
Multi-family	—	14,672	10,320	370,890	395,882
Commercial real estate	816	14,268	45,560	6,087	66,731
Consumer loans	58	—	—	—	58
Total loans held for investment, gross	$985	$30,324	$75,317	$921,975	$1,028,601

The following table sets forth the dollar amount of all loans held for investment due after one year from June 30, 2026 which have fixed and floating or adjustable interest rates:

			Floating or
			Adjustable
(Dollars In Thousands)	Fixed-Rate	% (1)	Rate	% (1)

Mortgage loans:
Single-family	$102,645	18%	$463,174	82%
Multi-family	89	—%	395,793	100%
Commercial real estate	359	1%	65,556	99%
Total loans held for investment, gross	$103,093	10%	$924,523	90%

(1)	As a percentage of each category.

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

The tables below describe the geographic dispersion of real estate secured loans held for investment (gross) at June 30, 2026 and 2025, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of June 30, 2026:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$143,066	25%	$175,434	31%	$247,246	44%	$184	—%	$565,930	100%
Multi-family	47,591	12%	222,311	56%	125,980	32%	—	—%	395,882	100%
Commercial real estate	11,859	18%	36,837	55%	18,035	27%	—	—%	66,731	100%
Total	$202,516	20%	$434,582	42%	$391,261	38%	$184	—%	$1,028,543	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2025:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$143,217	26%	$179,162	33%	$221,819	41%	$227	—%	$544,425	100%
Multi-family	50,450	12%	243,790	58%	129,177	30%	—	—%	423,417	100%
Commercial real estate	13,744	19%	39,213	54%	19,809	27%	—	—%	72,766	100%
Construction	—	—%	402	100%	—	—%	—	—%	402	100%
Other	—	—%	89	100%	—	—%	—	—%	89	100%
Total	$207,411	20%	$462,656	44%	$370,805	36%	$227	—%	$1,041,099	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

Single-Family Mortgage Loans. One of the Bank’s primary lending activities is the origination and purchase of adjustable and fixed rate mortgage loans to be held for investment, secured by first trust deed mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank’s branches are located and surrounding areas in Southern and Northern California. During fiscal year 2026, the Bank originated $115.5 million of single-family loans to be held for investment, all of which were underwritten in accordance with the Bank’s origination guidelines, and did not purchase any single-family loans. This compares to single-family loan originations of $92.5 million and no loan purchases during fiscal year 2025. At June 30, 2026, total single-family loans held for investment increased 4% to $565.9 million, or 55% of the total loans held for investment, from $544.4 million, or 52% of the total loans held for investment, at June 30, 2025. The increase in the single-family loans in fiscal year 2026 was primarily attributable to new loans originated for investment that exceeded loan principal payments. During fiscal year 2026 and 2025, the Bank had no charge-offs or recoveries from non-accrual (non-performing) single-family loans. At June 30, 2026 and 2025, total non-performing single-family loans were $50,000 and $948,000, respectively, net of allowances and charge-offs, and there were no loans past due 30 to 89 days at either date.

The Bank has underwriting standards that generally conform with the standards of the government sponsored entities (“GSE”) which include Fannie Mae and Freddie Mac. Mortgage insurance is usually required for all loans exceeding 80% loan-to-value (“LTV”) based on the lower of the purchase price or appraised value at the time of loan origination. The Bank is not currently offering loans with LTV ratios greater than 90%. Currently, the maximum LTV ratio is 90% for new purchase transactions and limited cash-out refinances and 75% for cash-out refinances. The maximum loan amount offered on single-family homes is $1.5 million. A limited cash-out refinance limits cash back to the borrower to the lesser of 2% of the new loan amount or $2,000. The minimum FICO score currently accepted for a purchase or limited cash-out refinance transaction is 700, while the minimum FICO score for a cash-out refinance transaction is 720. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score indicates a greater degree of creditworthiness. Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

The Bank lends on residential properties classified as single-family units, planned unit developments and condominiums. Underwriting standards and guidelines may change at any time, based on shifts in real estate market conditions or changes to GSE policies and guidelines. To enhance protection, the Bank purchases lender-paid mortgage insurance for certain single-family mortgage loans. As of June 30, 2026, a total of $136.1 million of single-family mortgage loans, with a 78% weighted average LTV at the time of origination have lender-paid mortgage insurance. This insurance provided a weighted average coverage ratio of approximately 11% of the original loan amount.

Prior to fiscal year 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that did not conform to Fannie Mae or Freddie Mac underwriting guidelines. As of June 30, 2026, these non-traditional loans totaled $14.8 million, comprising 3% of total single-family residential loans held for investment and 1% of total loans held for investment, with a weighted average seasoning of 17.6 years. Included in the non-traditional loan category, stated income loans totaled $10.0 million, more than 30-year amortization loans totaled $5.0 million, low FICO score loans totaled $1.5 million, and negative amortization loans totaled $352,000 (the outstanding balances described may overlap more than one category).

The Bank offers fixed-rate loans in Riverside and San Bernardino counties, along with adjustable-rate mortgage (“ARM”) loans throughout California. Substantially all the loans originated by the Bank comply with GSE underwriting standards concerning credit and collateral. The Bank’s ARM products offer various options, with periodic interest rate adjustments after an initial fixed period of, typically, five to ten years. These interest rate adjustments are limited by periodic caps that restrict the maximum allowable rate change during any single adjustment interval, as well as an overall lifetime cap that establishes the maximum interest rate payable over the duration of the loan.

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

The retention of ARM loans, rather than fixed-rate loans, helps to reduce the Bank’s exposure to changes in interest rates. There is, however, unquantifiable credit risk resulting from the potential of increased interest charges to be paid by the borrower as a result of increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower. Further, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Because of these characteristics, ARM loans are subject to increased risks of default or delinquency. Additionally, while ARM loans allow the Bank to increase the sensitivity of its assets as a result of changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Conversely, downward adjustments on the Bank’s cost of funds may lag adjustments on ARM loans. For additional information concerning the effect of interest rates on our loan portfolio, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

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

Multi-Family and Commercial Real Estate Loans. At June 30, 2026, multi-family loans were $395.9 million and commercial real estate loans were $66.7 million, or 38% and 6%, respectively, of loans held for investment. This compares to multi-family loans of $423.4 million and commercial real estate loans of $72.8 million, or 41% and 7%, respectively, of loans held for investment at June 30, 2025. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has emphasized the balance between single-family loans and multi-family and commercial real estate loans. During fiscal year 2026, the Bank originated $46.8 million in multi-family and commercial real estate loans and did not purchase any loans. This compares to fiscal year 2025, when $28.9 million of such loans were originated and no loans were purchased. As of June 30, 2026, the average outstanding loan balance was approximately $713,000 for multi-family loans and approximately $710,000 for commercial real estate loans.

The multi-family loans originated by the Bank are predominately adjustable-rate loans, including hybrid ARM loans, with terms ranging from 10 to 30 years and amortization schedules of 25 to 30 years. Similarly, the Bank’s commercial real estate loans are mainly adjustable-rate loans, also including hybrid ARM loans, with the same maturity terms and amortization schedules. The interest rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually, or annually, based on a specific margin over the relevant interest rate index and are subject to periodic and lifetime interest rate caps. At June 30, 2026, $381.8 million, or 96%, of the Bank’s multi-family loans were secured by projects with five to 36 units. The Bank’s commercial real estate loan portfolio primarily consists of loans secured by small office buildings, light industrial buildings, warehouses, and small retail centers. The properties securing these loans are mainly located in the counties of Los Angeles, Orange, Riverside, San Bernardino, San Diego and San Francisco. The Bank typically originates multi-family and commercial real estate loans in amounts ranging from $350,000 to $6.0 million. At June 30, 2026, the Bank had 46 commercial real estate and multi-family loans with principal balances greater than $1.5 million, totaling $103.6 million. Appraisals are generally obtained for all properties securing multi-family and commercial real estate loans. The underwriting process for these loans includes a thorough analysis of the property's cash flows to ensure adequate debt service coverage, as well as an evaluation of the financial resources, experience, and income levels of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to price the loans with higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of credit risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. During both fiscal year 2026 and 2025, the Bank had no charge-offs or recoveries on multi-

family and commercial real estate loans. At June 30, 2026 and 2025, $455,000 and $466,000, respectively, were non-performing and no multi-family and commercial real estate loans were 30 to 89 days delinquent. Non-performing and delinquent loans may increase in the event of a general decline in California real estate markets or if adverse economic conditions prevail.

Participation Loan Purchases and Sales. To expand production and diversify risk, the Bank has historically purchased loans and loan participations, primarily with collateral located in California, which allows for greater geographic distribution outside of the Bank’s primary lending areas. The Bank typically purchases between 50% and 100% of the total loan amount. When purchasing a participation loan, the lead lender usually retains a servicing fee, which reduces the loan yield to account for the cost the Bank would incur if it serviced the loan itself. All properties serving as collateral for these loan participations are inspected by either a Bank employee or a third-party inspection service before being approved by the Loan Committee. The Bank uses the same underwriting criteria for these purchases as it does for loans it originates. The Bank did not purchase any loans to be held for investment in fiscal year 2026 or 2025. As of June 30, 2026 and 2025, there were $1.5 million and $1.7 million of loans serviced by other financial institutions, respectively, and these loans were all performing according to their original contractual payment terms.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk. Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy. Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained. The Bank did not sell any participation loans in fiscal year 2026 or 2025.

Loan Originations, Purchases, Sales and Repayments

Mortgage loans are primarily originated for investment. In the past, mortgage loans sold to investors generally were sold without recourse other than standard representations and warranties. Generally, mortgage loans sold to Fannie Mae and Freddie Mac were sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of Federal Housing Administration (“FHA”) and Veterans’ Administration (“VA”) loans used to form Government National Mortgage Association pools, which are subject to limitations on the FHA’s and VA’s loan guarantees.

The following table shows the Bank’s loan originations, sales and principal repayments during the periods indicated. No loans were purchased during the periods indicated:

	Year Ended June 30,
(In Thousands)	2026	2025

Loans originated for sale:
Wholesale originations	$2,440	$4,580
Total loans originated for sale	2,440	4,580

Loans sold:
Servicing retained	(2,440)	(4,580)
Total loans sold	(2,440)	(4,580)

Loans originated for investment:
Mortgage loans:
Single-family	115,547	92,498
Multi-family	41,428	25,115
Commercial real estate	5,334	3,777
Construction	—	725
Commercial business loans	—	550
Total loans originated for investment	162,309	122,665

Loan principal repayments	(176,792)	(133,314)
Increase in other items, net (1)	1,420	3,415
Net decrease in loans held for investment	$(13,063)	$(7,234)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of loans held for investment and advance payments of escrows.

Loan Servicing

The Bank receives fees from a variety of investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors. At June 30, 2026, the Bank was servicing $31.8 million of loans for others, slightly lower than the $34.4 million at June 30, 2025. The decrease was primarily attributable to scheduled principal payments and prepayments, partly offset by new loans sold with servicing retained. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). In estimating fair values at June 30, 2026 and 2025, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 10.54% and 10.58%, and a weighted average discount rate of 9.03% and 9.04%, respectively. The required impairment reserve against servicing assets at June 30, 2026 and 2025 was $147,000 and $151,000, respectively. In aggregate, servicing assets had a carrying value of $262,000 and a fair value of $115,000 at June 30, 2026, compared to a carrying value of $282,000 and a fair value of $131,000 at June 30, 2025.

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

As of June 30, 2026, total non-performing assets, net of the ACL and fair value adjustments, were $505,000, or 0.04% of total assets, which was comprised of three single-family loans and one multi-family loan. All of the non-performing loans were current with respect to their payment status. In comparison, as of June 30, 2025, total non-performing assets, net of the ACL and fair value adjustments, were $1.4 million, or 0.11% of total assets, consisting of seven single-family loans and one multi-family loan, of which $1.2 million, or 86%, had a current payment status.

The following table sets forth information with respect to the Bank’s non-performing assets, net of the ACL and fair value adjustments, at the dates indicated:

	At June 30,
(Dollars In Thousands)	2026	2025

Loans on non-performing status:
Mortgage loans:
Single-family	$50	$948
Multi-family	455	466
Total	505	1,414

Accruing loans past due 90 days or more	—	—

Total non-performing loans	505	1,414

Real estate owned, net	—	—
Total non-performing assets	$505	$1,414

Non-performing loans as a percentage of loans held for investment, net	0.05%	0.14%

Non-performing loans as a percentage of total assets	0.04%	0.11%

Non-performing assets as a percentage of total assets	0.04%	0.11%

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

Modified Loans to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize our potential losses. We refer to these modifications as loan modifications to borrowers experiencing financial difficulty. Modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in very limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest, when the loan is past due for 120 days for single-family loans or 90 days for other loans, or sooner if other indicators of credit deterioration occur, such as issuance of a notice of default or chronic borrower delinquency. Loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified loan terms, as well as the ultimate collectability of all contractual amounts due, is no longer in doubt.

The Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures,” eliminated the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss methodology and added disclosure requirements for loan modifications made to borrowers experiencing financial difficulty. The required disclosures regarding gross write-offs for financing receivables by year of origination and loan modifications are presented in Note 3 of the Notes to Consolidated Financial Statements. As of June 30, 2026 and 2025, there were no loan modifications to borrowers experiencing financial difficulty.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When a property is acquired, it is recorded at its fair market value less the estimated cost of sale with a charge to the ACL. Subsequent declines in value are charged to operations. In managing the REO properties for quick disposition, the Bank completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quick disposition of REO. The Bank had no real estate owned (“REO”) at June 30, 2026 and 2025.

Asset Classification. OCC regulations require that each institution review and classify its assets on a regular basis. In addition, in connection with examinations of institutions, OCC examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the institution genearrly charges off the amount of the asset classified as loss. A portion of the ACL established to cover probable losses related to assets classified as substandard or doubtful may be included in determining an institution’s regulatory capital. Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and are closely monitored by the Bank.

The following table summarizes classified assets, each of which is located in California, including loans classified by the Bank as special mention, net of the ACL, and REO at the dates indicated:

	At June 30, 2026		At June 30, 2025
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$183	1	$62	1
Multi-family	609	1	—	—
Commercial real estate	—	—	1,003	1
Total special mention loans	792	2	1,065	2

Substandard loans:
Mortgage loans:
Single-family	50	3	1,233	8
Multi-family	455	1	2,680	4
Commercial real estate	1,168	1	—	—
Total substandard loans	1,673	5	3,913	12

Total classified loans	2,465	7	4,978	14

Total real estate owned	—	—	—	—

Total classified assets	$2,465	7	$4,978	14

Total classified assets as a percentage of total assets	0.20%		0.40%

Not all of the Bank’s classified assets are delinquent or non-performing. In determining whether the Bank’s assets expose the Bank to sufficient risk to warrant classification, the Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, the reserves of the borrower and guarantors, and the debt coverage ratio of the property securing the loan, among other factors. After consideration of these and other factors, the Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention. In addition, the Bank’s loans held for investment may include single-family, commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral which are not classified because they are performing and have borrowers and/or guarantors who have sufficient resources to support the repayment of the loan.

Allowance for Credit Losses. The Bank maintains an allowance for credit losses on loans held for investment in accordance with Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.” The allowance is determined using historical loss experience, current conditions, and reasonable and supportable forecasts, and is reviewed and adjusted quarterly by management. Loans that do not share similar risk characteristics are evaluated individually, while loans with similar risk characteristics are evaluated collectively. Management also considers qualitative factors, including changes in lending practices, collateral values, concentrations of credit, and current economic conditions, when assessing the adequacy of the allowance. Management currently believes the allowance is sufficient to absorb expected losses inherent in the loan portfolio. For additional information regarding the Bank’s allowance for credit losses, the methodology used to estimate expected credit losses, and the composition of non-performing loans, see Note 3 – Loans and Allowance for Credit Losses in the Consolidated Financial Statements.

The Bank maintains an allowance for credit losses on loans held for investment in accordance with ASC 326. The allowance is determined using historical loss experience, current conditions, and reasonable and supportable forecasts, and is reviewed and adjusted quarterly by management. Loans that do not share similar risk characteristics are evaluated individually, and non-performing loans are charged off when the estimated collectability of principal and interest is in doubt. Management also considers qualitative factors, including changes in lending practices, collateral values, concentrations of credit, and current economic conditions, when assessing the adequacy of the allowance. Management currently believes the allowance is sufficient to absorb expected losses inherent in the loan portfolio. For additional information regarding the Bank’s allowance for credit losses, the methodology used to estimate expected credit losses, and the composition of non-performing loans, see Note 3 – Loans and Allowance for Credit Losses in the Consolidated Financial Statements.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations:

	At or For The Year Ended June 30,
(Dollars In Thousands)	2026	2025

ACL on loans as a percentage of total gross loans held for investment at period end	0.57%	0.62%
ACL on loans	$5,850	$6,424
Total gross loans held for investment	$1,028,601	$1,042,423

Non-performing loans as a percentage of net loans held for investment at period end	0.05%	0.14%
Total non-performing loans, net	$505	$1,414
Total loans held for investment, net	$1,032,682	$1,045,745

ACL on loans as a percentage of gross non-performing loans at period end	1,153.85%	452.08%
ACL on loans	$5,850	$6,424
Total gross non-performing loans	$507	$1,421

Net charge-offs to average loans receivable during the period:
Mortgage loans:

Single-family:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$552,472	$533,551

Multi-family:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$411,856	$434,955

Commercial real estate:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$70,639	$78,257

Construction:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$458	$1,722

Other:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$50	$89

Commercial business loans:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$650	$2,816

Consumer loans:	-%	-%
Net charge-offs	$-	$-
Average loans receivable	$55	$58

Total loans:	-%	-%
Net charge-offs	$-	$-
Total average loans receivable	$1,036,180	$1,051,448

The distribution of the ACL on loans at the dates indicated is summarized as follows:

	At June 30,
	2026		2025
		% of		% of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
(Dollars In Thousands)	Amount	Loans	Amount	Loans

Mortgage loans:
Single-family	$5,304	55.02%	$5,734	52.23%
Multi-family	503	38.48	615	40.62
Commercial real estate	43	6.49	55	6.98
Construction	—	—	12	0.04
Other	—	—	2	0.01
Commercial business loans	—	—	6	0.12
Consumer loans	—	0.01	—	—
Total ACL	$5,850	100.00%	$6,424	100.00%

Investment Securities Activities

Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and government sponsored enterprises (“GSE”) and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers’ acceptances, mortgage-backed securities and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities.

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

At June 30, 2026 and 2025, the Bank’s investment securities portfolio was $90.5 million and $111.0 million, respectively, which primarily consisted of GSE obligations. During fiscal year 2026, the Bank did not purchase any investment securities; while during fiscal year 2025, the Bank purchased one investment security for $981,000. At June 30, 2026 and 2025, the Bank’s securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or a GSE.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated:

	At June 30,
	2026			2025
		Estimated			Estimated
	Amortized	Fair		Amortized	Fair
(Dollars In Thousands)	Cost	Value	Percent	Cost	Value	Percent

Held to maturity securities:
U.S. government sponsored enterprise MBS(1)	$85,003	$76,794	93.33%	$104,549	$94,371	93.69%
U.S. government sponsored enterprise CMO(2)	4,096	4,066	4.94	4,525	4,431	4.40
U.S. SBA securities(3)	152	150	0.18	325	324	0.32
Total investment securities - held to maturity	$89,251	$81,010	98.45%	$109,399	$99,126	98.41%

Available for sale securities:
U.S. government agency MBS(1)	$853	$859	1.04%	$1,072	$1,082	1.07%
U.S. government sponsored enterprise MBS(1)	343	350	0.43	436	446	0.44
Private issue CMO(2)	63	63	0.08	79	79	0.08
Total investment securities - available for sale	$1,259	$1,272	1.55%	$1,587	$1,607	1.59%
Total investment securities	$90,510	$82,282	100.00%	$110,986	$100,733	100.00%

(1)Mortgage-backed securities (“MBS”)
(2)Collateralized mortgage obligations (“CMO”)
(3)Small Business Administration ("SBA")

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2026. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values.

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity securities:
U.S. government sponsored enterprise MBS	$175	2.69%	$22,439	1.44%	$46,900	1.46%	$15,489	2.31%	$85,003	1.61%
U.S. government sponsored enterprise CMO	761	2.56	—	—	984	4.83	2,351	1.95	4,096	2.75
U.S. SBA securities	—	—	—	—	—	—	152	4.10	152	4.10
Total investment securities - held to maturity	$936	2.59%	$22,439	1.44%	$47,884	1.53%	$17,992	2.27%	$89,251	1.67%

Available for sale securities:
U.S. government agency MBS	$—	—%	$—	—%	$768	5.32%	$91	5.07%	$859	5.30%
U.S. government sponsored enterprise MBS	—	—	—	—	350	5.99	—	—	350	5.99
Private issue CMO	—	—	—	—	63	5.12	—	—	63	5.12
Total investment securities - available for sale	$—	—%	$—	—%	$1,181	5.51%	$91	5.07%	$1,272	5.48%
Total investment securities	$936	2.59%	$22,439	1.44%	$49,065	1.63%	$18,083	2.29%	$90,523	1.72%

The actual maturity and yield for MBS, SBA and CMO may differ from the stated maturity and stated yield due to scheduled amortization, prepayments and acceleration of premium amortization or discount accretion.

The following tables present the fair value and gross unrealized losses of the Corporation’s investment securities, aggregated by investment category and by the length of time individual securities had been in a continuous unrealized loss position as of June 30, 2026 and 2025:

As of June 30, 2026	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$73,229	$8,325	$73,229	$8,325
U.S. government sponsored enterprise CMO	981	3	3,085	27	4,066	30
U.S. SBA securities	—	$—	150	2	150	2
Total investment securities - held to maturity	981	3	76,464	8,354	77,445	8,357

Available for sale
U.S government agency MBS	181	—	28	1	209	1
Private issue CMO	—	—	16	—	16	—
Total investment securities - available for sale	181	—	44	1	225	1
Total investment securities	$1,162	$3	$76,508	$8,355	$77,670	$8,358

As of June 30, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$90,022	$10,305	$90,022	$10,305
U.S. government sponsored enterprise CMO	—	—	3,435	108	3,435	108
U.S. SBA securities	324	1	—	—	324	1
Total investment securities - held to maturity	324	1	93,457	10,413	93,781	10,414

Available for sale
U.S government agency MBS	37	—	13	—	50	—
Private issue CMO	—	—	17	—	17	—
Total investment securities - available for sale	37	—	30	—	67	—
Total investment securities	$361	$1	$93,487	$10,413	$93,848	$10,414

The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately GSE securities that are either explicitly or implicitly guaranteed by the U.S. government and have no history of credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not credit-related factors. The Bank does not currently intend to sell any investment securities classified as held to maturity or available for sale. Accordingly, the Corporation continues to account for held to maturity securities at amortized cost and available for sale securities at fair value. As a part of the Bank’s monthly risk assessment, it performs stressed liquidity analyses to assess whether it is more likely than not that the Bank will be required to sell an investment security before recovery of its amortized cost basis.  These liquidity scenarios support management’s assessment that it has the ability to hold its held to maturity securities until maturity and available for sale securities until recovery of the amortized cost basis and that it is not more likely than not that the Bank will be required to sell the securities before recovery of their amortized cost basis.  Accordingly, the Corporation concluded that no allowance for credit losses was required on investment securities classified as held to maturity and available for sale as of June 30, 2026 and 2025.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of the Bank’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB – San Francisco, Federal Reserve Bank (“FRB”) of San Francisco and the correspondent bank may be used to mitigate declines in the availability of funds from other sources.

Deposit Accounts. Most of the Bank’s depositors are residents of California. Deposits are attracted from within the Bank’s market area by offering a broad selection of deposit products, including checking, savings, money market and time deposit accounts. Deposit account terms vary based on the minimum balance required, the term of the account and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current interest rates, profitability to the Bank, interest rate risk characteristics, competition and its customers’ preferences and concerns. Generally, the Bank’s deposit rates are commensurate with the median rates of its competitors within a given market. The Bank may occasionally pay above-market interest rates to attract or retain deposits or to retain a customer relationship when less expensive sources of funds are not available. The Bank may also pay above-market interest rates in specific markets in order to increase the deposit base of a particular office or market. The Bank reviews its deposit composition and pricing on a weekly basis.

The Bank generally offers time deposits for terms not exceeding seven years. As indicated in the following table, time deposits represented approximately 39% of the Bank’s deposit portfolio at June 30, 2026, compared to approximately 35% at June 30, 2025. The time deposits included $161.4 million and $131.0 million of brokered certificates of deposit at June 30, 2026 and 2025, respectively. At June 30, 2026, the Bank had related party deposits of approximately $5.1 million, compared to $8.0 million at June 30, 2025. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth information concerning the Bank’s weighted average interest rate and composition of deposits at June 30, 2026:

Weighted			Minimum		Percentage
Average			Amount(1)	Balance	of Total
Interest Rate	Original Term	Deposit Account Type	(In Thousands)	(In Thousands)	Deposits

		Transaction accounts:
—%	N/A	Checking accounts – noninterest-bearing	$—	$86,859	9.54%
0.04%	N/A	Checking accounts – interest-bearing	$—	226,695	24.90
0.50%	N/A	Savings accounts	$—	223,136	24.51
0.48%	N/A	Money market accounts	$—	20,450	2.25

		Time deposits:
0.05%	30 days or less	Fixed-term, fixed rate	$1	20	—
3.10%	31 to 90 days	Fixed-term, fixed rate	$1	84	0.01
3.35%	91 to 180 days	Fixed-term, fixed rate	$1	137,880	15.14
3.01%	181 to 365 days	Fixed-term, fixed rate	$1	71,288	7.83
3.80%	Over 1 to 2 years	Fixed-term, fixed rate	$1	127,688	14.03
0.62%	Over 2 to 3 years	Fixed-term, fixed rate	$1	4,634	0.51
0.98%	Over 3 to 5 years	Fixed-term, fixed rate	$1	9,761	1.07
0.68%	Over 5 to 10 years	Fixed-term, fixed rate	$1	1,888	0.21
1.43%				$910,383	100.00%

(1)	Minimum balance of time deposits upon opening.

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated:

	At June 30,
	2026			2025
		Percent			Percent
		of	Increase		of	Increase
(Dollars In Thousands)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

Checking accounts – noninterest-bearing	$86,859	9.54%	$3,293	$83,566	9.40%	$(12,061)
Checking accounts – interest-bearing	226,695	24.90	(13,902)	240,597	27.07	(14,027)
Savings accounts	223,136	24.51	(7,474)	230,610	25.95	(8,268)
Money market accounts	20,450	2.25	(1,253)	21,703	2.44	(3,621)
Time deposits:(1)
Fixed-term, fixed rate which mature:
Within one year	317,087	34.83	38,819	278,268	31.31	32,555
Over one to two years	29,367	3.23	4,103	25,264	2.84	5,660
Over two to five years	6,680	0.73	(1,736)	8,416	0.95	1,092
Over five years	109	0.01	(239)	348	0.04	(906)
Total(2)	$910,383	100.00%	$21,611	$888,772	100.00%	$424

(1)	Includes brokered certificates of deposit of $161.4 million and $131.0 million at June 30, 2026 and 2025, respectively.
(2)	Includes uninsured deposits of approximately $178.6 million (of which $61.2 million are collateralized) and $158.7 million (of which $53.8 million are collateralized) at June 30, 2026 and 2025, respectively. The amounts of uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated:

	At June 30,
(Dollars In Thousands)	2026	2025

Below 1.00%	$37,744	$44,351
1.00 to 1.99%	1,559	1,545
2.00 to 2.99%	9,991	1,315
3.00 to 3.99%	259,079	71,468
4.00 to 4.99%	44,870	188,617
5.00 to 5.99%	—	5,000
Total	$353,243	$312,296

Time Deposits by Remaining Maturity. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2026, differentiated by interest rates and remaining maturity:

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
(Dollars In Thousands)	or Less	Two Years	Three Years	Four Years	Years	Total

Below 1.00%	$26,830	$4,874	$2,730	$2,656	$654	$37,744
1.00 to 1.99%	1,559	—	—	—	—	1,559
2.00 to 2.99%	9,991	—	—	—	—	9,991
3.00 to 3.99%	244,877	14,202	—	—	—	259,079
4.00 to 4.99%	33,830	10,291	749	—	—	44,870
Total	$317,087	$29,367	$3,479	$2,656	$654	$353,243

Time Deposits Insurance Coverage by the FDIC. The following tables set forth the time deposit FDIC insurance coverage by account and remaining maturity at the dates indicated:

	At June 30, 2026
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$83,691	$37,055	$120,746
Over three to six months	78,214	32,493	110,707
Over six to twelve months	81,596	4,038	85,634
Over twelve months	35,528	628	36,156
Total	$279,029	$74,214	$353,243

	At June 30, 2025
Maturity Period	Insured	Uninsured	Total
(In Thousands)
Three months or less	$85,057	$31,879	$116,936
Over three to six months	60,628	30,539	91,167
Over six to twelve months	67,588	2,577	70,165
Over twelve months	33,452	576	34,028
Total	$246,725	$65,571	$312,296

Deposit Activity. The following table sets forth the deposit activity of the Bank at and for the periods indicated:

	At or For the Year Ended June 30,
(In Thousands)	2026	2025

Beginning balance	$888,772	$888,348

Net deposits (withdrawals) before interest credited	9,790	(10,802)
Interest credited	11,821	11,226
Net increase in deposits	21,611	424

Ending balance	$910,383	$888,772

Borrowings. The FHLB – San Francisco functions as regional wholesale funding source for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate, maturity, terms and conditions. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk. The FHLB – San Francisco has served as the Bank’s primary borrowing source.

As of June 30, 2026, the FHLB – San Francisco borrowing capacity was limited to 35% of the Bank’s total assets, amounting to $426.1 million, as compared to $504.1 million at June 30, 2025, when the Bank’s borrowing capacity was limited to 40% of the Bank’s total assets. Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans. Total mortgage loans pledged to the FHLB – San Francisco were $641.3 million at June 30, 2026 and $734.4 million at June 30, 2025. In addition, the Bank pledged investment securities totaling $4.2 million and $4.7 million at June 30, 2026 and 2025, respectively, to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility. At June 30, 2026 and 2025, the Bank had $157.0 million and $213.0 million of outstanding borrowings from the FHLB – San Francisco with a weighted average interest rate of 4.00% and 4.59%, respectively. At June 30, 2026, the outstanding borrowings mature between 2026 and 2028 with a weighted average maturity of 12 months.

In addition to the borrowings mentioned above, the Bank utilized its borrowing facility for letters of credit and credit enhancement for loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which have a recourse liability. The letters of credit are used to collateralize the local agency deposits. The outstanding letters of credit were $13.0 million and $8.5 million at June 30, 2026 and 2025, respectively; and the outstanding MPF credit enhancement was $216,000 at both June 30, 2026 and 2025.

As of June 30, 2026 and 2025, the remaining financing availability through the FHLB – San Francisco was $255.9 million and $282.3 million, with remaining available collateral of $343.6 million and $364.9 million, respectively.

As of June 30, 2026 and 2025, the Bank also had a discount window facility of $187.5 million and $142.5 million at the FRB of San Francisco, respectively. As of June 30, 2026, the Bank pledged $18.8 million of investment securities and $300.4 million of loans held for investment as collateral, compared to a total of $24.8 million of investment securities and $227.0 million of loans held for investment pledged at June 30, 2025. As of June 30, 2026 and 2025, there were no outstanding borrowings under the discount window facility at both dates.

At June 30, 2026 and 2025, the Bank also maintained a federal funds facility with its correspondent bank for $50.0 million, maturing on March 31, 2027 and March 31, 2026, respectively. There were no outstanding borrowings under this facility at either date.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock. The Bank held the required investment of $9.6 million at June 30, 2026 and 2025, with no excess investment at either date.

During fiscal 2026 and 2025, the Bank did not purchase or redeem any FHLB – San Francisco capital stock. In fiscal 2026 and 2025, the FHLB – San Francisco distributed cash dividends to the Bank totaling $1.1 million (including a $274,000 special cash dividend) and $835,000, respectively.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. The Bank’s investment in its service corporations did not exceed these limits at June 30, 2026 and 2025.

The Bank has three wholly owned subsidiaries: PFC, Profed Mortgage, Inc., and First Service Corporation. PFC's current activities include acting as trustee for the Bank's real estate transactions. PFC has historically held real estate for investment. Profed Mortgage, Inc. and First Service Corporation are currently inactive. In fiscal year 2026 and 2025, the Bank contributed capital of $0 and $10,000 to PFC, respectively. At June 30, 2026 and 2025, the Bank’s investment in all its combined subsidiaries totaled $11,000 and $14,000, respectively.

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

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as its insurer of deposits. The Bank's relationship with its depositors and borrowers is regulated by federal consumer protection laws, which must be complied with by the Bank. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for credit losses for regulatory purposes. Any change in such policies, whether by the OCC, the FRB, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations. The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the FRB, its primary regulator. The Corporation is also subject to the rules and regulations of the SEC under the federal securities laws. For additional information, see “Savings and Loan Holding Company Regulation” on page 27 in this Form 10-K.

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

All federal savings institutions must pay assessments to the OCC, to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. The Bank’s OCC annual assessments for the fiscal years ended June 30, 2026 and 2025 were $111,000 and $167,000, respectively.

The Bank’s general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The Bank’s limit on loans to one borrower, or group of related borrowers, at June 30, 2026 and 2025 was $19.3 million and $19.7 million, respectively. At June 30, 2026, the Bank’s largest lending relationship to a single borrower or group of related borrowers consisted of two multi-family loans and one single-family loan totaling $5.6 million, which were performing according to their original payment terms.

Effective July 1, 2019, the OCC issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. The Bank had not made such an election as of June 30, 2026.

Federal Home Loan Bank System. The Bank is a member of the FHLB – San Francisco, which is one of 11 regional FHLBs, each of which serves as a reserve or central bank for its members. The FHLB - San Francisco is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB - San Francisco. For additional information, see “Business – Deposit Activities and Other Sources of Funds – Borrowings” above in this Form 10-K.

Under federal law, the FHLB - San Francisco is required to contribute to low and moderately priced housing programs. These contributions have in the past adversely affected the level of dividends paid by the FHLB - San Francisco and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB - San Francisco stock in the future. A reduction in value of the Bank’s FHLB - San Francisco stock may result in a corresponding reduction in the Bank’s capital.

Insurance of Accounts and Regulation by the FDIC. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits up to $250,000 per account owner as defined by the FDIC, backed by the full faith and credit of the United States. As an insurer, the FDIC imposes deposit insurance premiums in the form of assessments to maintain the DIF and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. The Bank’s FDIC annual assessments for the fiscal years ended June 30, 2026 and 2025 were $550,000 and $573,000, respectively.

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

Any savings institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of June 30, 2026 and 2025, the Bank maintained 93.4% and 93.0% of its portfolio assets in qualified thrift investments, respectively, and therefore met the qualified thrift lender test at both dates. During fiscal year 2026 and 2025, the Bank was in compliance with the QTL test as of each month end.

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

Mortgage servicing assets and deferred tax assets, if any, over designated percentages of CET1 are also deducted from capital. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt securities and interest-only strips. Because of the Bank’s asset size, the Bank was given a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt securities and interest-only strips in its capital calculations. The Bank elected to exercise this option to opt-out in order to reduce the impact of market volatility on its regulatory capital levels.

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

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a minimum Tier 1 leverage capital ratio of 5.0%, a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0% and a total risk-based capital ratio of 10.0% and the Bank must not be subject to certain mandates by the OCC requiring it as an individual institution to meet any specified capital level.

EGRRCPA required the federal banking agencies, including the OCC, to establish a community bank leverage ratio (“CBLR”) of between 8% and 10% for institutions with assets of less than $10.0 billion. Institutions with a capital level at or exceeding the ratio and otherwise meeting the specified requirements, and electing the alternative framework, are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Effective July 1, 2026, the federal banking agencies established the CBLR at 8% The CBLR framework remains available to qualifying community banking organizations with less than $10 billion in total consolidated assets that elect to use the framework. The Bank did not elect to use the CBLR framework as of June 30, 2026. A qualifying institution may opt in or out of the community bank leverage ratio framework on its quarterly Call Report. An institution that temporarily ceases to meet any qualifying criteria is provided with a four quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio above 7% or greater requires the institution to comply with the generally applicable regulatory capital requirements. The Corporation did not opt in to the community bank leverage ratio framework for the year ended June 30, 2026.

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

As of June 30, 2026, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Limitations on Capital Distributions. OCC regulations impose various restrictions on savings institutions and on their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years, without OCC approval. However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution.

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

In March 2026, the OCC adopted amendments to its licensing regulations that expand the availability of expedited and reduced filing procedures for qualifying community banks and federal savings associations with less than $30 billion in total assets. The amendments are intended to reduce regulatory burden associated with certain corporate activities and transactions while maintaining OCC oversight. The Bank may qualify for certain streamlined procedures depending on the nature of the proposed transaction and the Bank's applicable regulatory and supervisory status.

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

In 2023, federal banking regulators adopted a final rule to modernize the CRA. However, in response to legal challenges, including an injunction issued by the U.S. District Court for the Northern District of Texas, the federal banking regulators announced in March 2025 their intention to rescind the final rule and reinstate the prior CRA framework. In August 2026, the OCC and FDIC proposed additional targeted amendments to their CRA regulations, including changes intended to reduce regulatory burden and place greater emphasis on lending. The timing and ultimate substance of any final CRA amendments remain uncertain.

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

Federal Reserve System. The Bank is subject to the FRB’s reserve requirement regulations under Regulation D, which generally govern reserve requirements applicable to depository institutions. Effective March 26, 2020, the FRB reduced reserve requirement ratios to zero percent, eliminating reserve requirements for all depository institutions. Accordingly, the Bank currently is not required to maintain balances at the FRB to satisfy statutory reserve requirements. The FRB may modify reserve requirement ratios in the future.

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

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. The Corporation provided disclosures on its cybersecurity risk management and governance on this Form 10-K for fiscal year ended June 30, 2026 (See Part I, Item 1C - Cybersecurity).

Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Other Consumer Protection Laws and Regulations. The Consumer Financial Protection Bureau (“CFPB”) exercises broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10.0 billion, the Bank is generally subject to supervision and enforcement by the OCC with respect to compliance with consumer financial protection laws and CFPB regulations. In early 2025, CFPB leadership significantly scaled back the agency’s rulemaking, enforcement and supervisory activities, including pausing major enforcement actions, rescinding guidance, and narrowing priorities which has significantly reduced active oversight of financial institutions.  Although statutory consumer protection requirements remain in force, the agency’s diminished operations have created regulatory uncertainty with respect to the supervision and enforcement of the existing consumer financial protection laws.

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

TAXATION

Federal Taxation

General. The Corporation reports its income on a fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations, with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Corporation.

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank is permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post-1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves. As of June 30, 2026, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below. Currently, the Bank uses the specific charge-off method to determine bad debt deductions for income tax purposes.

Distributions. In the event that the Bank makes “non-dividend distributions” to Provident that are considered as made from the reserve for losses on qualifying real estate property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to Provident that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes. For additional information, see "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” in this Form 10-K for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal year 2026, the Bank declared and paid $10.5 million of cash dividends to Provident, while Provident declared and paid $3.6 million of cash dividends to shareholders.

Excise Tax on Stock Repurchases. The Inflation Reduction Act of 2022 imposed a one percent excise tax on the value of corporate share repurchases (net of issuance). On June 28, 2024, the Department of the Treasury and the Internal Revenue Service issued final regulations that provide guidance on how to report and pay the excise tax on stock repurchases. On November 21, 2025, the Department of the Treasury issued additional final regulations addressing computation of the excise tax base, including new exceptions for certain leveraged buyout and other "take private" transactions. The excise tax is a non-deductible tax of one percent of the fair market value of the Corporation’s stock repurchases, net of restricted stock distributions, stock option exercises, ESOP repurchases and contributions and other qualified activities, occurring after December 31, 2022 in excess of $1.0 million. The excise tax on stock repurchases in fiscal 2026 and 2025 was $49,000 and $43,000, respectively.

Other Matters. Fiscal year 2023 and fiscal years thereafter remain subject to federal examination, while the California state tax returns for fiscal year 2022 and fiscal years thereafter are subject to examination by state taxing authorities.

State Taxation

California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Corporation). At June 30, 2026, the Corporation’s net state tax rate was 8.2%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate. In April 2025, the California Franchise Tax Board (“CFTB”) initiated a tax examination of the Corporation’s returns for fiscal years 2021 and 2022. As of June 30, 2026, all requested documents have been provided to the CFTB. On August 19, 2026, we received a notice from the CFTB that the audits of the June 30, 2022 and June 30, 2021 California tax returns have been completed resulting in no change to our tax liability. The CFTB audits have been closed.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. During fiscal year 2026, the Corporation paid franchise taxes of $200,000.

Employees and Human Capital

As of June 30, 2026, the Bank had 158 full-time equivalent employees, consisting of 95 full-time employees, 84 prime-time employees and no part-time employees. Prime-time employees are those who work 30 to 39 hours per week. The employees are not represented by a collective bargaining unit, and management believes that its relationship with employees is good.

To facilitate talent attraction and retention, we strive to make the Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At June 30, 2026, approximately 67.6% of our workforce was female and 32.4% male, and our average employee tenure was approximately 9.2 years, up slightly from an average employee tenure of 8.5 years at June 30, 2025. The ethnicity of our workforce was 36.2% White, 45.1% Hispanic or Latino, 7.1% African American or Black, 6.0% Asian, 3.3% two or more races, 0.6% Middle Eastern or North African, no American Indian or Alaskan Native and 2.7% Not Specified. As part of our compensation philosophy, we offer and maintain market-competitive compensation programs for our employees in order to attract and retain superior talent. In addition to strong base wages, additional programs include quarterly or annual bonus opportunities, an Employee Stock Ownership Plan, a Corporation-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, accrued vacation and sick time, family leave, and an employee assistance program.

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

A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and dedication in our employee base which in turn grows our business, our commitment to our communities, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average employee tenure of over nine years reflects the engagement of our employees in this talent management philosophy. Turnover for employees, as measured by terminated employees to the average total employees, was 17.1% in fiscal year 2026, down from 24.3% in fiscal year 2025.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of Provident and the Bank:

		Position
Name	Age(1)	Provident	Bank

Donavon P. Ternes	66	President and	President and
		Chief Executive Officer	Chief Executive Officer

Peter C. Fan	61	Senior Vice President and	Senior Vice President and
		Chief Financial Officer	Chief Financial Officer
		Corporate Secretary	Corporate Secretary

Robert "Scott" Ritter	57	—	Senior Vice President
			Single-Family Division

Michael S. Van Stockum(2)	63	—	Senior Vice President
			Chief Lending Officer

Gwendolyn L. Wertz	60	—	Senior Vice President
			Retail Banking Division

(1)	As of June 30, 2026.
(2)	Appointed on July 23, 2026 to succeed David S. Weiant who retired on July 15, 2026.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank. There are no family relationships among or between any director, executive officer, or person nominated or chosen by the Corporation to become a director or executive officer.

Donavon P. Ternes has served as the President and Chief Executive Officer of the Bank and Corporation since January 2024. On July 23, 2026, he was also appointed to serve on the Board of Directors for the Bank and for the Corporation. Mr. Ternes joined the Bank and the Corporation in 2000 as Senior Vice President and Chief Financial Officer and was appointed Corporate Secretary in April 2003. In January 2008, he was promoted to Executive Vice President and Chief Operating Officer, while continuing to serve as Chief Financial Officer and Corporate Secretary. In June 2011, Mr. Ternes was named President in addition to his roles as Chief Operating Officer, Chief Financial Officer, and Corporate Secretary. Prior to joining the Bank, Mr. Ternes served for more than 11 years as President, Chief Executive Officer, Chief Financial Officer, and Director of Mission Savings and Loan Association.

Peter C. Fan was appointed Senior Vice President, Chief Financial Officer, and Corporate Secretary of Provident and the Bank effective May 12, 2025. Mr. Fan previously served as Senior Vice President – Director of Finance and Treasury at Royal Business Bank since February 2024 and prior to that, as Senior Vice President – Finance at Pacific Western Bank from April 2014 to February 2024. Mr. Fan began his career as a Certified Public Accountant (inactive) with Deloitte & Touche in Los Angeles.  Mr. Fan holds a B.S. Accounting from the University of Southern California and a MBA Finance from University of California at Los Angeles.

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

Michael S. Van Stockum was appointed Senior Vice President and Chief Lending Officer of the Bank effective July 23, 2026. He joined the Bank in 2007 and most recently served as Vice President, Loan Administrator and Community Reinvestment Act (“CRA”) Officer. In that role, he was responsible for loan administration, credit governance, and portfolio quality across the Bank's commercial, commercial real estate, construction, and multi-family lending portfolios and he directed the Bank’s CRA strategy and initiatives. Prior to joining the Bank, Mr. Van Stockum held lending leadership positions at community banks in the region. He is a graduate of Pacific Coast Banking School.

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

As of June 30, 2026, approximately 62% of our real estate loans were secured by collateral located in Southern California, with the balance located predominantly throughout the rest of California. Accordingly, our financial performance is closely tied to economic conditions in these areas. A downturn in local or regional economic conditions, as a result of inflation, elevated or volatile interest rates, unemployment, recessions, natural disasters, or other adverse events, could materially affect our business, financial condition, and results of operations.

Changes in U.S. immigration policies or their enforcement may disrupt key industries in our region such as agriculture, construction, and manufacturing. These disruptions could exacerbate labor shortages, reduce productivity, and cause financial instability among affected businesses, impairing the repayment abilities of borrowers in these sectors.

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

At June 30, 2026, $565.9 million, or 55% of our loans held for investment, were secured by single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Jumbo single-family loans which do not conform to secondary market mortgage requirements for our market areas are not immediately saleable in the secondary market and may expose us to increased risk because of their larger balances. Higher market interest rates, recessionary conditions or declines in the volume of single-family real estate sales and/or the sales prices as well as elevated unemployment rates, may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

We originate multi-family and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties. At June 30, 2026, we had $462.6 million or 45% of total loans held for investment in multi-family and commercial real estate loans. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential loan. Repayment on these loans typically is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity, which would require the borrower to either sell or refinance the underlying property to make the balloon payment at maturity, thus increasing the risk of default or non-payment.

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

We may from time to time purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect on loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. In addition, when we purchase loans, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we modeled prepayment, we will earn less interest income on the purchase than expected. Our success in growing our loan portfolio through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of the purchased loans are located.

Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans. We did not purchase any loans in fiscal year 2026 and 2025, but we may do so in the future.

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

Included in our single-family residential loan portfolio, which comprised 55% of our total loan portfolio at June 30, 2026, were $14.8 million or 1% of total loans held for investment that were non-traditional single-family loans, which include negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans. Additionally, significant portfolio growth, new loan products, and refinancing activities may result in portfolios consisting of unseasoned loans that may not perform as anticipated, elevating the risk of an inadequate allowance to absorb losses without additional provisions. A material decrease in the credit quality of our loan portfolio, significant changes in the risk profile of markets, industries, or customer groups, or inadequacy in the ACL could have a materially adverse impact on our business, financial condition, liquidity, capital, and results of operations.

Our estimate of expected credit losses reflects management's assessment of current and forecasted economic conditions, collateral values, and other factors that may affect borrower repayment and credit performance. Unexpected events, including natural disasters such as wildfires, earthquakes, floods, and other natural disasters or severe weather events, as well as changes in property insurance availability or affordability, particularly in California, could adversely affect our borrowers’ ability to repay their loans, reduce the value of collateral securing our loans, and increase credit losses in ways that differ materially from our estimates. Because substantially all of our real estate collateral is located in California, we are particularly exposed to these risks.

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

Non-performing assets, consisting of non-performing loans and real estate acquired through foreclosure, adversely affect our earnings in various ways. We reverse accrued interest on non-performing loans and do not record interest income on foreclosed assets. Additionally, non-performing assets increase our loan administration costs, as well as costs related to the improvement, maintenance and repairs of foreclosed assets. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write-down or loss. A significant increase in the level of non-performing assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we attempt to reduce problem assets through various means such as collection efforts, asset sales, workouts and modifications, a decline in the value of the underlying collateral or in the borrower’s performance or financial condition could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets often requires a significant time commitment from management, diverting their attention from other aspects of our operations.

The rising cost and reduced availability of property and casualty insurance in California could adversely affect our borrowers, the value of our collateral, and our results of operations.

Substantially all of our loans are secured by real property located in California, where the market for property insurance has deteriorated significantly in recent years. Following a series of catastrophic wildfires over several years, a number of major insurers have limited or ceased writing new homeowners insurance policies in the state, declined to renew existing policies, or sought substantial rate increases. As a result, insurance premiums and deductibles have risen significantly, and an increasing number of property owners have been required to rely on the California FAIR Plan, the state's insurer of last resort, which generally provides more limited coverage than standard homeowners insurance policies.

These developments could adversely affect us in several ways. Higher insurance costs increase the operating expenses of our borrowers and may reduce their ability to service debt, particularly with respect to multi-family and commercial real estate loans for which insurance is a significant operating expense. Borrowers who are unable to obtain or maintain adequate insurance coverage, or who are underinsured, expose us to a greater risk of uncompensated collateral loss in the event of a wildfire or other disaster. Reduced insurance availability may also depress real estate values and transaction activity in affected areas, reducing the value of our collateral and demand for our loan products. Although we require borrowers to maintain hazard insurance on properties securing our loans and may obtain lender-placed (force-placed) insurance when borrowers fail to do so, such insurance generally protects only our interest in the collateral, may provide less comprehensive coverage than borrower-obtained insurance, and may not fully protect us against loss. In addition, changes in California insurance regulations or insurer underwriting practices could further limit the availability or affordability of insurance coverage. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations

Risks Related to Market and Interest Rate Changes

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

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many financial institutions, we attempt to increase our proportion of deposits comprising either no or relatively low interest-bearing accounts, which has been challenging over the last couple of years. At June 30, 2026, we had $317.1 million in time deposits that mature within one year, $86.9 million in noninterest-bearing checking accounts and $470.3 million in interest-bearing checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and borrowings.

In addition, most of our mortgage loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Conversely, a declining interest rate environment also presents risks to our earnings. Decreases in market interest rates could compress our net interest margin if the yields on our loans and investments, many of which bear adjustable rates, reprice downward more quickly than our cost of funds. Declining rates may also accelerate loan prepayments and calls of securities, requiring us to reinvest the resulting cash flows at lower yields, and could intensify price competition for loans, further pressuring asset yields.

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

Factors beyond our control may impact the fair value of securities within our portfolio, potentially leading to adverse changes in their value. These factors include, but are not limited to, actions taken by rating agencies regarding the securities, defaults by the issuer, adverse events affecting either the issuer or the underlying securities, and shifts in market interest rates along with continued instability in the capital markets. These influences could result in credit losses or other impairment charges, leading to realized and/or unrealized losses in future periods. Such developments could also lead to declines in other comprehensive income, thereby potentially affecting our business, financial condition, and results of operations in a significant manner.  We evaluate individual investment securities quarterly for expected credit losses based on ASC 326, “Financial Instruments – Credit Losses,” since the adoption on July 1, 2023. The process usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Despite our efforts to evaluate these factors, there can be no assurance that the declines in market value will not result in credit losses on these assets.  Such credit losses could lead to accounting charges that might materially impact our net income and capital levels.

Risks Related to Regulatory, Legal and Compliance Matters

We are subject to an extensive body of accounting rules, standards and reporting requirements. Periodic changes to such rules, standards or reporting requirements may change the treatment and recognition of critical financial line items and affect our profitability.

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

One such significant change in fiscal 2024 was the implementation of the CECL model, which we adopted on July 1, 2023.  Under the CECL model, financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are presented at the net amount expected to be collected. Because CECL requires estimates of lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts, changes in economic conditions, borrower performance, collateral values, or other assumptions may require significant changes to our allowance for credit losses and could increase earnings volatility. In addition, future changes in accounting standards or regulatory interpretations could require us to modify our methodologies or financial reporting, which could materially affect our financial condition and results of operations.

Non-compliance with the USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Additionally, any actual or alleged failure to comply with these requirements could result in enforcement actions, civil money penalties, restrictions on our operations, reputational harm, or limitations on obtaining regulatory approvals.  These outcomes could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

If our enterprise risk management framework is not effective at mitigating risk and loss, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze, and control the types of risk to which we are exposed. These risks include, among others, liquidity, credit, market, interest rate, operational, legal and compliance, and reputational risk. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. We cannot assure that our risk management and compliance programs, along with other related controls, will effectively mitigate risk under all circumstances or that we will identify all risks to which we are exposed. As with any risk management framework, there are inherent limitations to our risk management strategies, including the possibility that risks may exist or develop in the future that we have not appropriately anticipated or identified.. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations, or growth prospects could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

We are subject to litigation and other legal proceedings that could adversely affect our business.

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

Our security measures may not be sufficient to mitigate the risk of a cyberattack or other security breach, which could result in financial losses, business disruption, regulatory consequences and reputational damage. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and other technologies may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code, cyberattacks and other security threats. These threats may arise from external attacks or from intentional or unintentional acts by persons who have access to our systems or our customers’ or counterparties’ confidential information, including employees. If one or more of these events occur, they could compromise confidential or personally identifiable information, result in fraudulent transactions or misappropriation of assets, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. The increasing sophistication of cyber criminals, advances in computer capabilities, and vulnerabilities in third-party technologies, including browsers and operating systems, may increase these risks.

Further, our cardholders use their debit and credit cards to make purchases from third parties or through third-party processing services. As such, we are subject to risk from data breaches of such third parties’ information systems or their payment processors. Such a data security breach could compromise our customers’ account information. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our customers for such fraudulent transactions on customers' card accounts, as well as costs incurred by payment card issuing banks and other third parties, or may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts or credit monitoring services. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cybersecurity breach or other act; however, some of our customers may have been affected by breaches, which could increase their risk of identity theft, debit card fraud and other fraudulent activity involving their accounts with us. Despite our efforts to protect our systems and information, our security measures may not prevent or detect all security breaches or cyberattacks. A compromise or breach of our security measures could result in losses to us or our customers, loss of business or customers, damage to our reputation, additional expenses, disruption to our business, additional regulatory scrutiny or penalties, or civil litigation and financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third-party service providers and our dependence on information systems could expose us to system failures, interruptions and security breaches that could adversely affect our business. While we have established policies and procedures to prevent or limit the impact of system failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. We outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select our third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyberattacks and security breaches, or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We cannot ensure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures, and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. Replacing third-party vendors could also entail significant delays and expense, and we may not be able to negotiate terms that are as favorable to us or obtain services with similar functionality without the need to expend substantial resources, if at all. Any system failure, interruption, security breach or other disruption involving us or a third-party service provider could damage our reputation, result in a loss of customers or business, subject us to additional regulatory scrutiny or legal liability, or otherwise adversely affect our financial condition and results of operations.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

We are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customers’ information, misappropriation of assets, privacy breaches involving our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Fraud and other financial crimes have become increasingly prevalent and sophisticated, particularly as criminals use technology and other methods to target financial institutions and their customers. We have also experienced losses due to apparent fraud and other financial crimes. Such activity could result in additional financial losses, increased operating costs, regulatory scrutiny, litigation, reputational damage or loss of customer confidence, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our current and future uses of Artificial Intelligence (“AI”) and other emerging technologies may create operational, legal, regulatory, cybersecurity, and reputational risks.

We use or may use and expect to continue to evaluate and implement, AI and other emerging technologies to enhance certain aspects of our business and may increasingly rely on third-party service providers that incorporate AI into the products and services they provide to us. If AI systems we use, or that are used by our third-party service providers, produce inaccurate, biased, or unreliable results, rely on flawed data, or malfunction, they could adversely affect our operations, customer service, fraud detection, compliance, or other business functions. To the extent AI is used in connection with lending, customer interactions, or other decision-making processes, errors or unintended outcomes could result in inaccurate decisions, discrimination claims, regulatory violations, litigation, or reputational harm.

The use of AI may also increase our exposure to cybersecurity and data privacy risks. AI systems may be vulnerable to cyberattacks, including attempts to manipulate models or compromise sensitive data, and generally require the collection, processing, and analysis of significant amounts of information, increasing the risk of unauthorized access, disclosure, or misuse of customer or proprietary information. In addition, certain AI models may be difficult to interpret or explain, and regulators are increasingly focused on the governance, oversight, transparency, and accountability of AI systems. The legal and regulatory framework governing AI continues to evolve rapidly at the federal and state levels, including in California, and new or changing laws, regulations, regulatory guidance, or supervisory expectations could increase our compliance costs, restrict our use of AI, or require changes to our business practices.

Any failure to appropriately develop, implement, oversee, or manage our use of AI or AI-enabled technologies, or those used by our third-party service providers, could result in operational disruptions, cybersecurity incidents, data breaches, legal or regulatory actions, increased compliance costs, reputational harm, loss of customer confidence, or other adverse effects on our business, financial condition, and results of operations.

Risks Related to Our Business and Industry Generally

Ineffective liquidity management could adversely affect our financial results and condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the California markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities on acceptable terms could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Form 10-K.

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

Natural disasters and climate-related risks in our primary market area may result in material losses because of damage to collateral properties and borrowers' inability to repay loans.

Since our geographic concentration is in California, we are exposed to natural disasters and severe weather events, including earthquakes, wildfires, mudslides, flooding, droughts and extreme heat. These events may damage real property securing our loans, disrupt the operations of our borrowers and adversely affect regional and local economic activity, our customers and the communities in which we operate. Climate change may contribute to an increase in the frequency or severity of certain weather-related events, including wildfires, droughts, flooding and extreme heat, which could increase the risk of losses associated with these events. A major earthquake, wildfire, mudslide or other natural disaster may disrupt our business operations and could result in material losses. Consistent with general practice among lenders in our market area, we generally do not require earthquake insurance as a condition of making a loan, and properties securing our loans may not be insured against earthquake damage. In addition to possibly sustaining damage to our own properties, we face the risk that some of our borrowers may experience uninsured or underinsured property losses, business interruptions, or sustained job interruptions or losses that may impair their ability to meet their loan obligations.

The risk of uninsured or underinsured losses may be heightened by the reduced availability and increased cost of property insurance in California, as discussed under "The rising cost and reduced availability of property and casualty insurance in California could adversely affect our borrowers, the value of our collateral, and our results of operations." If insurance coverage is unavailable, inadequate, or insufficient to cover losses, the value of collateral securing our loans could be adversely affected and our ability to recover amounts owed to us may be impaired.

In addition, legislative, regulatory and supervisory approaches to climate-related matters continue to evolve at the federal, state and local levels. New or changing laws, regulations, regulatory guidance or supervisory expectations relating to climate-related risks could increase our compliance costs, affect the operations or creditworthiness of our borrowers, require changes to our business practices, or otherwise adversely affect our business, financial condition and results of operations.

Any breach of representations and warranties made by us to our loan purchasers or credit default on our loan sales may require us to repurchase or substitute such loans we have sold.

We have previously engaged in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition. During fiscal year 2026 and 2025, the Bank did not repurchase any loans. Additionally, the Bank did not have any claims or settlements for previously sold loans during fiscal year 2026 and 2025.

We may not be able to realize the full value of our deferred tax assets[, and the outcome of tax audits or examinations could adversely affect us].

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2026, we had gross deferred tax assets of approximately $5.2 million, primarily related to loss reserves and deferred compensation, which were offset by gross deferred tax liabilities of approximately $6.4 million, resulting in a net deferred tax liability of approximately $1.2 million.

We analyze our deferred tax assets to determine whether a valuation allowance is required based on whether it is more likely than not that such assets will be realized through future taxable income. This analysis requires management to make judgments regarding our historical earnings, expected future profitability and the timing of the reversal of temporary differences. Although we determined that a valuation allowance was not necessary at June 30, 2026, if our future taxable income is lower than expected or the timing of the reversal of temporary differences differs from our expectations, we may be required to establish a valuation allowance against some or all of our deferred tax assets, which could adversely affect our financial condition and results of operations.

We are also subject to tax audits and examinations that could result in additional tax liabilities. Although we believe our tax positions are fully supported, an unfavorable resolution of the examination or any other tax audit or review could result in additional tax liabilities, interest or penalties and could have a material adverse effect on our financial condition, results of operations or cash flows.

Regulatory changes to diversity, equity and inclusion (“DEI”) and environmental, social and governance (“ESG”) practices could impact our reputation, compliance costs, and operations.

In January 2025, the federal government issued an executive order titled “Ending Illegal Discrimination and Restoring Merit-Based Opportunity,” rescinding prior directives that promoted DEI initiatives, including Executive Order 11246 applicable to federal contractors. This order signals a shift in regulatory priorities, directing agencies to scrutinize DEI practices for consistency with federal nondiscrimination laws. Changes in federal and state laws, regulations and policies relating to DEI and ESG may affect our employment practices, vendor relationships, training programs, disclosures and other business practices.

As a financial services provider, we face ongoing scrutiny from regulators, investors, and the public regarding ESG and DEI commitments. Changes in federal policy may prompt reassessment of our employment practices, vendor policies, training programs, and disclosures. California may impose additional requirements relating to employment practices, diversity, reporting or other DEI- and ESG-related matters, which could increase our compliance obligations. Any required changes to our DEI or ESG practices or disclosures could increase operational complexity, compliance costs and legal exposure.

Failure to adapt effectively to these shifting requirements could lead to reputational harm, regulatory investigations, litigation, or limitations on federal program participation. At the same time, changes to our DEI or ESG practices or policies could affect our relationships with employees, customers, investors and communities. Given the unsettled regulatory landscape, we continuously monitor developments and strive to align our practices with legal obligations and stakeholder expectations. Failure to appropriately respond to changes in applicable laws, regulations or stakeholder expectations could adversely affect our reputation, employee relationships, customer relationships, financial condition or results of operations.

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will continue to be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs, to pay for share buybacks and to pay dividends on our common stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock or conduct share buybacks. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In fiscal year 2026 and 2025, the Bank paid cash dividends to its holding company totaling $10.5 million and $9.0 million, respectively.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Managing technology risks, including cybersecurity risks, is a fundamental part of the Corporation’s risk management framework and processes. The Corporation employs a variety of processes, risk assessments, and controls to assess, identify, and manage these risks. This includes estimating the likelihood and potential impact of cybersecurity incidents. To manage these risks, the Corporation designs, documents, and implements controls, which are then tested through compliance assessments and internal and external audits. In some cases, the Corporation also transfers risk, either wholly or partially, through insurance and other methods. When an incident occurs, the Corporation responds by remediating the incident while complying with regulatory obligations, and then evaluates the remediation’s effectiveness. Communication about risk management matters is conducted through documented policies and procedures, management and Board committee reporting, and employee training and communications. For a discussion of cybersecurity risks that may materially affect the Corporation, see "Item 1A. Risk Factors.”

The Corporation’s information technology risk management department consists of professionals with experience and expertise in cybersecurity, including specialists in identity and access management, cyber defense operations, security engineering, and information technology governance, risk, and compliance. This department is led by the Chief Information Officer (“CIO”), who has a bachelor’s degree in information technology and holds certifications including Certified Information Systems Security Professional, Certified Cloud Security Professional and Certified Information Privacy Professional, and the Information Security Officer (“ISO”), who has a bachelor’s degree in computer science and has over 20 years of experience in cybersecurity risk management. The ISO reports to the CIO, and the CIO reports directly to the President and Chief Executive Officer. Additionally, the Corporation engages third-party experts as needed to assess, manage, and respond to cybersecurity risks through various methods, including risk assessments, IT audits based on different frameworks, penetration and vulnerability testing, social engineering testing, incident response, threat intelligence, education, and managed security services.

The Corporation also monitors risks from third parties, such as service providers, through activities including monitoring, information sharing, risk assessments, audits, contractual due diligence, and adherence to third-party security standards. Senior management governs risk management and is informed about and monitors the prevention, detection, mitigation, and response to cybersecurity incidents. This is facilitated through working review committees, on which the ISO and/or CIO serve. These committees receive risk management reports appropriate to their scope of review, covering assessment results, risk ratings, and critical issues. They report significant matters to enterprise-wide risk committees, which oversee the broader scope of risk management for the enterprise. Through these efforts, senior management makes decisions and sets priorities for allocating resources to address risk management issues.

The Corporation’s Board of Directors, including the Audit Committee, oversees all risk management policies, procedures, and practices, including those related to cybersecurity. Senior management generally reports quarterly, or more frequently as necessary, to the Board of Directors on technology risks, including those from cybersecurity threats. The Board’s Audit Committee and the Board of Directors receive these reports as part of their risk management oversight responsibilities. Board members have direct access to senior management and other relevant personnel and may direct questions and request further information as needed to fulfill their oversight responsibilities.

Item 2. Properties

At June 30, 2026, the net book value of the Corporation’s properties (including land and buildings) and its furniture, fixtures and equipment was $9.2 million. The Corporation’s home office is located in Riverside, California. Including the home office, the Corporation has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California. The Corporation owns six of the retail banking offices and has seven leased retail banking offices. The lease term maturity dates range from 2028 to 2031, some of which have remaining extension options. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol “PROV.” At August 5, 2026, there were 408 shareholders of record, and there were approximately 1,993 investors that hold stock in nominee or “street name” accounts with brokers.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 22, 2026, the Corporation’s Board of Directors announced a new stock repurchase program authorizing the repurchase of up to 318,875 shares of the Corporation’s outstanding common stock over a one-year period. As of June 30, 2026, 174,605 shares, or 55% of the shares authorized for repurchase, remain available under the Corporation’s existing repurchase plan, which is set to expire on January 22, 2027.

The Corporation may purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal year 2026.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan(1)
April 1 2026 - April 30, 2026	69,528	$16.91	69,528	195,051
May 1 2026 - May 31, 2026	41,031	$17.21	20,446	174,605
June 1 2026 - June 30, 2026	—	$—	—	174,605
Total	110,559	$17.02	89,974	174,605

(1)	Represents the remaining shares available for future purchases under the January 2026 stock repurchase plan.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return of the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index. Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURNS[(1)]

PROV
NASDAQ Stock Index
NASDAQ Bank Index
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
6/30/21
6/30/22
6/30/23
6/30/24
6/30/25
6/30/26

	6/30/2021	6/30/2022	6/30/2023	6/30/2024	6/30/2025	6/30/2026
PROV	$100.00	$88.86	$79.54	$81.50	$104.91	$120.53
NASDAQ Stock Index	$100.00	$85.77	$102.14	$126.25	$145.81	$179.46
NASDAQ Bank Index	$100.00	$81.66	$79.14	$108.20	$144.45	$178.68

(1)	Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2021 and that all dividends were reinvested.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements include, but are not limited to:

●	adverse economic conditions in our local market areas or other markets where we have lending relationships;
●	changes in employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth;
●	changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Federal Reserve, which could adversely affect our revenues and expenses, the value of our assets and obligations, and the availability and cost of capital and liquidity;
●	the impact of inflation and related monetary and fiscal policy responses, and their effect on consumer and business behavior;
●	the effects of a Federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
●	credit risks of lending activities, including loan delinquencies, loan charge-offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position and loan and deposit products;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	fluctuations in deposits;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the Corporation’s ability to successfully implement key growth initiatives and strategic priorities;
●	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment;
●	results of examinations by regulatory authorities, including the possibility that a regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
●	the ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;
●	legislative or regulatory changes, including but not limited to changes in capital requirements, banking regulation, tax laws, or consumer protection laws;
●	use of estimates in determining the fair value of assets, which may prove inaccurate;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or cyberattacks;
●	geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which could disrupt financial markets, global supply chains, commodity prices, or economic activity;
●	staffing fluctuations in response to changes in product demand or corporate implementation strategies;
●	our ability to pay dividends on our common stock;

●	environmental, social and governance matters;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events;
●	availability of appropriate insurance products in our market areas; and
●	other factors described in this Form 10-K and in our Quarterly Reports on Form 10-Q and other reports filed with and furnished to the Securities and Exchange Commission (“SEC”), which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov.

Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These factors could cause our actual results for fiscal year 2027 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

General

Provident, a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of the Bank upon the Bank’s conversion completed on June 27, 1996. Provident is regulated by the FRB. At June 30, 2026, the Corporation, on a consolidated basis, had total assets of $1.21 billion, total deposits of $910.4 million and total stockholders’ equity of $126.2 million.  Provident has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

For the Corporation, these critical estimates primarily relate to:

●	the allowance for credit losses on loans, and
●	the provision for income taxes.

These estimates involve significant uncertainty and are based on historical experience, current conditions, and other factors management believes to be reasonable under the circumstances. We evaluate these estimates on an ongoing basis and discuss them with the Audit Committee of our Board of Directors. For a summary of our significant accounting policies, see Note 1 – Organization and Summary of Significant Accounting Policies in Item 8 of this Annual Report on Form 10-K.

Allowance for Credit Losses. The ACL involves significant judgment and assumptions by management, which have a material impact on the carrying value of financial assets. The Corporation adopted ASC 326 using the prospective transition approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Corporation adopted ASC 326 effective July 1, 2023, and results for reporting periods beginning on or after that date are presented under the CECL methodology.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans. Also, to a lesser extent, the Bank may originate construction, commercial business, consumer and other mortgage loans. The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds. Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, wire transfer fees and overdraft protection fees, among others.

The Corporation plans to enhance its community banking business by moderately increasing its total assets, focusing on expanding single-family, multi-family and commercial real estate loans. Additionally, the Corporation aims to reduce the percentage of retail time deposits in its deposit base while increasing the proportion of lower-cost checking and savings accounts. To diversify its deposit funding base, the Corporation will consider utilizing brokered certificates of deposit and public funds, subject to market conditions and funding needs.  This strategy is designed to improve core revenue by achieving a higher net interest margin and, combined with the Corporation’s growth, ultimately increase net interest income. While the Corporation’s long-term strategy targets moderate growth, management acknowledges that this growth may be influenced by general economic conditions and other factors.

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

The California economic environment presents heightened risk to the Corporation, particularly with respect to real estate values and loan delinquencies. Because the majority of the Corporation’s loans are secured by real estate located in California, significant declines in California property values could limit the Corporation’s ability to recover on defaulted loans through the sale of the underlying collateral. Within commercial real estate, the office sector continues to face elevated risk, driven by higher vacancy rates, slower leasing activity, and downward pressure on rental rates in certain California markets. These trends may negatively affect collateral values and the repayment capacity of borrowers. In response, the Bank has evaluated its existing loans collateralized by office properties for outsized concentrations and has implemented tighter underwriting standards for such collateral. At June 30, 2026, our commercial real estate portfolio totaled $66.7 million, of which $33.3 million, or 49.9%, was secured by various types of office properties, representing 3.2% of the total loan portfolio. While current credit performance within the office segment remains satisfactory, management continues to monitor the portfolio closely in light of evolving market conditions.

For further details on risk factors and uncertainties, see “Safe-Harbor Statement” included above in this Item 7, and Item 1A, "Risk Factors.”

Comparison of Financial Condition at June 30, 2026 and 2025

Total assets decreased $37.5 million, or 3%, to $1.21 billion at June 30, 2026 from $1.25 billion at June 30, 2025. The decrease was primarily attributable to decreases in investment securities and loans held for investment.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, decreased $3.9 million, or 7%, to $49.2 million at June 30, 2026 from $53.1 million at June 30, 2025.

Total investment securities (held to maturity and available for sale) decreased $20.5 million, or 18%, to $90.5 million at June 30, 2026 from $111.0 million at June 30, 2025. The decrease was primarily the result of scheduled and accelerated principal payments on investment securities. During fiscal year 2026, the Bank did not purchase or sell any investment securities, while during fiscal year 2025, the Bank purchased $981,000 of investment securities and did not sell any investment securities. For additional information on investment securities, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loans held for investment, net decreased $13.1 million, or 1%, to $1.03 billion at June 30, 2026 from $1.05 billion at June 30, 2025. Total loan principal payments in fiscal year 2026 were $176.8 million, up 33% from $133.3 million in fiscal year 2025, while the Bank originated $162.3 million of loans held for investment in fiscal year 2026, up 32% from $122.7 million in fiscal year 2025. In both years these loans consisted primarily of single-family, multi-family and commercial real estate mortgage loans. The Bank did not purchase any loans in fiscal year 2026 or 2025. Management attributes the increase in loan originations to the decision to price more competitively and make changes to underwriting requirements more consistent with market competitors in response to higher loan prepayments in fiscal year 2026. The balance of multi-family, commercial real estate, construction and commercial business loans, net of undisbursed loan funds, decreased $35.3 million, or 7%, to $462.6 million at June 30, 2026, from $497.9 million at June 30, 2025, representing 45% and 48% of loans held for investment, respectively. The decrease was primarily attributable to a $27.5 million decrease in multi-family loans and a $6.0 million decrease in commercial real estate loans. The balance of single-family loans held for investment increased $21.5 million, or 4%, to $565.9 million at June 30, 2026, from $544.4 million at June 30, 2025. There was no REO at June 30, 2026 and 2025. For additional information on loans held for investment, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

FHLB – San Francisco stock and other equity investments increased $311,000, or 3%, to $10.6 million at June 30, 2026, from $10.3 million at June 30, 2025. The increase was due to a Visa, Inc. (NYSE:V) (“VISA”) stock conversion. In May 2026, the Bank converted its class B2 VISA stock to class B3 VISA stock and class C VISA stock. Subsequently, the Bank recorded the class C VISA stock at its fair value on its Consolidated Statements of Condition. As of June 30, 2026 and 2025, the fair value of these other equity investments (consisting of the VISA class C stock) was $1.0 million and $730,000, respectively. The Bank did not purchase additional FHLB - San Francisco stock during fiscal year 2026 and 2025.

Total deposits increased $21.6 million, or 2%, to $910.4 million at June 30, 2026 from $888.8 million at June 30, 2025. Time deposits increased $40.9 million, or 13%, to $353.2 million at June 30, 2026 from $312.3 million at June 30, 2025; while transaction accounts decreased $19.4 million, or 3%, to $557.1 million at June 30, 2026 from $576.5 million at June 30, 2025. Time deposits included brokered certificates of deposit of $161.4 million as of June 30, 2026, up $30.4 million, or 23%, from $131.0 million at June 30, 2025. As of June 30, 2026 and 2025, the percentage of transaction accounts to total deposits was 61% and 65%, respectively. Total retail deposits, defined as total deposits excluding brokered certificates of deposit, decreased $8.8 million, or 1%, to $749.0 million at June 30, 2026 from $757.8 million at June 30, 2025. This decrease was due primarily to the decrease in transaction account balances as some customers sought higher interest rates elsewhere, partly offset by the increase in retail time deposits. For additional information on deposits, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Borrowings, consisting primarily of FHLB – San Francisco advances, decreased $56.1 million, or 26%, to $157.0 million at June 30, 2026 from $213.1 million at June 30, 2025. The decrease was primarily due to scheduled maturities that were not fully replaced. The weighted average maturity of the Bank’s FHLB – San Francisco advances was approximately 12 months at June 30, 2026, up from 10 months at June 30, 2025. For additional information on borrowings, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Total stockholders’ equity decreased $2.3 million, or 2%, to $126.2 million at June 30, 2026 from $128.5 million at June 30, 2025, primarily as a result of stock repurchases (see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K) and quarterly cash dividends paid to shareholders, partly offset by net income and the amortization of stock-based compensation.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2026 and 2025

General. The Corporation recorded net income of $6.7 million, or $1.03 per diluted share, for the fiscal year ended June 30, 2026, up $400,000, or 6%, from $6.3 million, or $0.93 per diluted share, for the fiscal year ended June 30, 2025. The increase in net income was primarily attributable to a $859,000 increase in  net interest income and a $195,000 increase in non-interest income, partly offset by a $113,000 lower recovery of credit losses and a $178,000 increase in non-interest expense. The Corporation's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, improved to 77% in fiscal year 2026 from 79% in fiscal year 2025. Return on average assets in fiscal year 2026 was 0.55%, up from 0.50% in fiscal year 2025, and return on average stockholders' equity in fiscal year 2026 was 5.17%, up from 4.79% in fiscal year 2025.

Net Interest Income. Net interest income increased $859,000, or 2%, to $36.3 million in fiscal 2026 from $35.5 million in fiscal 2025. This increase reflects a 17-basis-point increase in the interest rate spread, primarily reflecting lower funding costs, partly offset by a decrease in the average balance of interest-earning assets.  The net interest margin increased 16 basis points to 3.09% in fiscal 2026 from 2.93% in fiscal 2025. The average balance of interest-earning assets decreased $35.3 million, or 3%, to $1.18 billion in fiscal 2026 from $1.21 billion in fiscal 2025. The average balance of interest-bearing liabilities decreased $34.2 million, or 3%, to $1.06 billion during fiscal 2026 as compared to $1.10 billion during fiscal 2025.

Interest Income. Total interest income decreased $735,000, or 1%, to $55.9 million in fiscal 2026 from $56.6 million in fiscal 2025. The decrease was primarily attributable to a decrease in the average balance of interest-earning assets, partly offset by higher average yields.

Interest income on loans receivable decreased $519,000, or 1%, to $52.0 million in fiscal year 2026 from $52.5 million in fiscal year 2025. The decrease was attributable to a lower average loan balance, partly offset by a higher average loan yield. The average balance of loans receivable decreased $15.3 million, or 1%, to $1.04 billion during fiscal year 2026 from $1.05 billion during fiscal year 2025. The weighted average loan yield during fiscal year 2026 increased two basis points to 5.02% from 5.00% in fiscal year 2025, reflecting new loans being originated at higher interest rates and adjustable-rate loans repricing higher due to overall higher market interest rates. Total loan originated for investment in fiscal year 2026 was $162.3 million at a weighted average loan rate of 6.19%, while total loan payoffs was $144.1 million at a weighted average rate of 6.54%. The net deferred loan cost amortization was $1.9 million in fiscal year 2026, up $499,000 or 35% from $1.4 million in fiscal year 2025. Total adjustable-rate loans that repriced in fiscal year 2026 was $256.8 million with a weighted average rate increase of 59 basis points to 6.98% from 6.39%.

Interest income on investment securities decreased $245,000, or 29%, to $1.6 million in fiscal year 2026 from $1.9 million in fiscal year 2025, due to a decrease in the average balance, partly offset by an increase in the average yield. The average balance of investment securities decreased $20.4 million, or 17%, to $101.0 million in fiscal year 2026 from $121.4 million in fiscal year 2025 mainly as a result of scheduled and accelerated principal payments on mortgage-backed securities. The average yield on investment securities increased seven basis points to 1.60% for fiscal year 2026 from 1.53% for fiscal year 2025. The increase in the average yield of investment securities was primarily attributable to a lower premium amortization resulting from lower principal payments. The total premium amortization in fiscal year 2026 was $249,000, down $125,000, or 33%, from $374,000 in fiscal year 2025.

During fiscal year 2026, the Bank received $1.1 million of cash dividends from the FHLB - San Francisco stock and other equity investments, an increase of $245,000, or 29%, from the $845,000 of cash dividends received in fiscal year 2025, resulting in an average yield of 10.58% during fiscal year 2026 compared to 8.27% during fiscal year 2025. The increase in cash dividends was primarily due to a $274,000 special cash dividend received from the FHLB – San Francisco in February 2026. The average balance of these investments was $10.3 million during fiscal year 2026, up 1% from $10.2 million during fiscal year 2025.

Interest income on interest-earning deposits, primarily cash deposited at the FRB of San Francisco, decreased $215,000, or 16%, to $1.2 million in fiscal year 2026 from $1.4 million in fiscal year 2025, due primarily to a lower average yield. The average yield decreased 77 basis points to 3.92% in fiscal year 2026 from 4.69% in fiscal year 2025, resulting from decreases in the targeted federal funds interest rates during fiscal year 2026. The average balance of interest-earning deposits increased $294,000, or 1%, to $29.3 million in fiscal year 2026 from $29.0 million in fiscal year 2025.

Interest Expense. Total interest expense for fiscal year 2026 was $19.6 million compared to $21.2 million for fiscal year 2025, a decrease of $1.6 million or 8%. This decrease was primarily attributable to a lower interest expense on borrowings, partly offset by a higher interest expense on deposits. The average cost of interest-bearing liabilities was 1.84% during fiscal year 2026, down nine basis points from 1.93% during fiscal year 2025 and the average balance of interest-bearing liabilities was $1.06 billion during fiscal year 2026, down $34.2 million, or 3%, from $1.10 billion during fiscal year 2025.

Interest expense on deposits for fiscal 2026 was $11.8 million compared to $11.2 million for fiscal 2025, an increase of $595,000 or 5%. The average cost of all deposits (including non-interest bearing deposits) increased seven basis points to 1.34% in fiscal 2026 from 1.27% in fiscal 2025, while the average balance increased slightly to $883.8 million in fiscal

2026 from $881.7 million in fiscal 2025. The mix of average time deposits to total deposits increased to 36% in fiscal 2026 from 32% in fiscal 2025. The increase in interest expense on deposits was primarily attributable to a shift in the mix of deposits toward higher-cost time deposits and higher rates paid on savings accounts. Interest expense on savings accounts was $836,000 in fiscal 2026, up $336,000 or 67% from $500,000 in fiscal 2025. The weighted average cost of the savings accounts increased 16 basis points to 0.37% in fiscal 2026 from 0.21% in fiscal 2025; while the average balance decreased $8.4 million or 4% to $227.0 million in fiscal 2026 from $235.4 million in fiscal 2025. The interest rate increase on the savings accounts was primarily driven by market competition. Interest expense on time deposits (including brokered certificates of deposit) was $10.8 million in fiscal 2026, up $242,000 or 2% from $10.5 million in fiscal 2025. The average balance of time deposits increased $33.2 million or 12% to $315.7 million in fiscal 2026 from $282.5 million in fiscal 2025; while the weighted average cost of the time deposits decreased 32 basis points to 3.41% in fiscal 2026 from 3.73% in fiscal 2025. The increase in the average balance of time deposits was due primarily to the increase in retail time deposits (excluding brokered certificates of deposit), while the decrease in the weighted average cost was primarily due to the decrease in short-term interest rates during fiscal 2026. The average balance of retail time deposits in fiscal 2026 was $185.5 million with an average cost of 2.98% compared to the average balance of $148.5 million with an average cost of 4.65% in fiscal 2025.

Interest expense on borrowings, consisting primarily of FHLB - San Francisco advances, for fiscal 2026 decreased $2.2 million, or 22%, to $7.7 million as compared to $9.9 million in fiscal 2025. The decrease in interest expense on borrowings was due to a lower average balance and, to a lesser extent, a lower average cost. The average balance of borrowings decreased $36.3 million, or 17%, to $180.0 million during fiscal 2026 from $216.3 million during fiscal 2025, while the average cost of borrowings decreased 29 basis points to 4.30% from 4.59%.

Recovery of Credit Losses. During fiscal 2026, the Corporation recorded a net recovery of credit losses of $553,000, compared to a net recovery of $666,000 during fiscal 2025. The recovery of credit losses in fiscal 2026 was primarily due to lower historical loss rates and a shorter expected life of the loans held for investment, reflecting changes in expected prepayments.

At June 30, 2026, the ACL on loans held for investment was $5.9 million, comprised of allowances for collectively evaluated loans, down 9% from $6.4 million at June 30, 2025. The ACL on loans as a percentage of gross loans held for investment was 0.57% at June 30, 2026, compared to 0.62% at June 30, 2025. The decrease in the ACL on loans was due primarily to the recovery of credit losses recorded in fiscal 2026 and changes in the composition of the loan portfolio.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the years ended June 30, 2026 and 2025.

Management believes, based on currently available information, that the ACL is sufficient to absorb expected credit losses in loans held for investment at June 30, 2026 and 2025. The ACL is determined in accordance with ASC 326, which requires the recognition of expected credit losses over the contractual life of the loans, considering historical loss experience, current conditions, and reasonable and supportable forecasts. For additional information, see Item 1, “Business - “Asset Quality” in this Form 10-K.

Non-Interest Income. Total non-interest income was $3.7 million in fiscal year 2026, an increase of $195,000 or 6% from $3.5 million in fiscal year 2025, due primarily to increases in loan servicing and other fees and other non-interest income.

Loan servicing and other fees increased $164,000, or 39%, to $583,000 in fiscal year 2026 from $419,000 in fiscal year 2025, due primarily to higher loan prepayment fees.

Deposit account fees decreased $45,000, or 4%, to $1.1 million in fiscal year 2026 compared to fiscal year 2025, due primarily to lower non-sufficient funds fees, associated with fewer transactions.

Card and processing fees decreased $62,000, or 5%, to $1.2 million in fiscal year 2026 from $1.3 million in fiscal year 2025, due primarily to fewer debit card transactions.

Other non-interest income increased $138,000, or 19%, to $873,000 in fiscal year 2026 from $735,000 in fiscal year 2025. The increase was primarily due to a $311,000 net gain on other equity investments from the VISA share conversion, partly offset by a $191,000 decrease in the fair value adjustment on the VISA equity investment in fiscal year 2026.

Non-Interest Expense. Total non-interest expense was $31.0 million in fiscal year 2026, an increase of $178,000 or 1% from $30.8 million in fiscal year 2025. The increase in non-interest expense was primarily attributable to increases in salaries and employee benefits and equipment expense, partly offset by decreases in premises and occupancy expenses, deposit insurance premiums and regulatory assessments and other non-interest expenses.

Salaries and employee benefits increased $257,000, or 1%, to $19.3 million in fiscal year 2026 from $19.0 million in fiscal year 2025. The increase in salaries and employee benefits was primarily attributable to increases in compensation costs, contributions to the executive retirement plan and an increase in group health insurance premium costs, partly offset by decreases in retirement plan expenses and executive search costs.

Premises and occupancy expense decreased $74,000, or 2%, to $3.6 million in fiscal year 2026 compared to fiscal year 2025, due primarily to decreases in building security expenses and lower depreciation of furniture, fixtures and equipment expenses.

Equipment expense increased $215,000, or 14%, to $1.8 million in fiscal year 2026 from $1.5 million in fiscal year 2025, due primarily to higher software license and maintenance costs.

Deposit insurance premiums and regulatory assessments decreased $79,000, or 11%, to $661,000 in fiscal year 2026 from $740,000 in fiscal year 2025, due primarily to decreases in both FDIC and OCC assessment costs.

Other non-interest expenses decreased $111,000, or 3%, to $3.5 million in fiscal year 2026 from $3.6 million in fiscal year 2025, primarily attributable to lower other miscellaneous operating expenses.

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

The provision for income taxes was $3.0 million for fiscal 2026, representing an effective tax rate of 30.9%, up $363,000 or 14% from $2.6 million in fiscal 2025, representing an effective tax rate of 29.5%. The increase in the effective tax rate was due primarily to the $251,000 write-off of deferred tax assets related to the expiration of stock options, partly offset by a $94,000 tax benefit attributable to the vesting of restricted stock in fiscal 2026. The increase in the provision for income taxes was also attributable to higher income before income taxes.

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

	Year Ended June 30,
	2026			2025
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,036,180	$52,024	5.02%	$1,051,448	$52,543	5.00%
Investment securities	100,966	1,612	1.60%	121,399	1,858	1.53%
FHLB - San Francisco and other equity investments	10,302	1,090	10.58%	10,213	845	8.27%
Interest-earning deposits	29,284	1,163	3.92%	28,990	1,378	4.69%

Total interest-earning assets	1,176,732	55,889	4.75%	1,212,050	56,624	4.67%

Noninterest-earning assets	30,700			30,352

Total assets	$1,207,432			$1,242,402

Interest-bearing liabilities:
Checking and money market accounts(2)	$341,129	207	0.06%	$363,859	190	0.05%
Savings accounts	227,020	836	0.37%	235,390	500	0.21%
Time deposits	315,682	10,778	3.41%	282,489	10,536	3.73%

Total deposits(3)	883,831	11,821	1.34%	881,738	11,226	1.27%

Borrowings	180,041	7,740	4.30%	216,290	9,929	4.59%

Total interest-bearing liabilities	1,063,872	19,561	1.84%	1,098,028	21,155	1.93%

Noninterest-bearing liabilities	14,712			13,710

Total liabilities	1,078,584			1,111,738

Stockholders’ equity	128,848			130,664
Total liabilities and stockholders’ equity	$1,207,432			$1,242,402

Net interest income		$36,328			$35,469

Interest rate spread(4)			2.91%			2.74%
Net interest margin(5)			3.09%			2.93%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.61%			110.38%

(1)	Includes the average balance of non-performing loans of $1.0 million and $2.1 million, as well as net deferred loan costs of $1.9 million and $1.4 million for the fiscal years ended June 30, 2026 and 2025, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $80.7 million and $88.2 million in the fiscal years ended June 30, 2026 and 2025, respectively.
(3)	Includes the average balance of uninsured deposits of $166.8 million and $127.1 million in the fiscal years ended June 30, 2026 and 2025, respectively.
(4)	Represents the difference between the weighted average yield on all interest-earning assets and the weighted average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2026 Compared
	To Year Ended June 30, 2025
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$247	$(763)	$(3)	$(519)
Investment securities	81	(313)	(14)	(246)
FHLB – San Francisco and other equity investments	236	7	2	245
Interest-bearing deposits	(227)	14	(2)	(215)
Total net change in income on interest-earning assets	337	(1,055)	(17)	(735)

Interest-bearing liabilities:
Checking and money market accounts	30	(11)	(2)	17
Savings accounts	367	(18)	(13)	336
Time deposits	(890)	1,238	(106)	242
Borrowings	(630)	(1,664)	105	(2,189)
Total net change in expense on interest-bearing liabilities	(1,123)	(455)	(16)	(1,594)
Net increase (decrease) in net interest income	$1,460	$(600)	$(1)	$859

(1)	Includes non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted average balance outstanding.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal and interest payments on loans, proceeds from the maturity and sale of investment securities, FHLB - San Francisco advances, the discount window facility at the FRB of San Francisco, and the correspondent bank’s federal funds facility. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank has been the origination and, to a lesser extent, purchase of loans held for investment. During the fiscal years ended June 30, 2026 and 2025, the Bank originated loans held for investment of $162.3 million and $122.7 million, respectively, an increase of $39.6 million, or 32%, in fiscal 2026. The Bank did not purchase any loans held for investment from other financial institutions in fiscal 2026 or 2025. At June 30, 2026 and 2025, the Bank had loan origination commitments totaling $11.8 million and $6.1 million, with undisbursed loan funds of $0 and $582,000, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits, which include both retail and brokered certificates of deposit. During the fiscal year ended June 30, 2026, the Bank’s deposits increased $21.6 million, compared to an increase of $424,000 during fiscal 2025. The increase in deposits during fiscal 2026 was primarily attributable to growth in time deposits, particularly retail time deposits. On an average balance basis, time deposits increased $33.2 million, or 12%, during fiscal 2026, while the average balance of retail time deposits increased $37.0 million, or 25%, to $185.5 million. At June 30, 2026, time deposits scheduled to mature in one year or less were $317.1 million. Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates based upon the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2026, total cash and cash equivalents were $49.2 million, or 4.1% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2026, the remaining financing availability at the FHLB - San Francisco was $255.9 million and the remaining available collateral was $343.6 million. In addition, the Bank has a $187.5 million discount window facility at the FRB of San Francisco, collateralized by $18.8 million of investment securities and $300.4 million of loans held for investment. The Bank also has a federal funds facility with a correspondent bank for $50.0 million which matures on March 31, 2027. As of June 30, 2026, there were no outstanding borrowings under the discount window facility or the federal funds facility. The aggregate borrowing capacity available under these facilities was approximately $493.4 million at June 30, 2026.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2026 decreased to 7.1% from 8.9% during the same quarter ended June 30, 2025. The decrease in the liquidity ratio was due primarily to a decrease in average qualifying liquid assets that exceeded the decrease in average deposits and borrowings during the quarter ended June 30, 2026 compared to the same quarter in 2025. Despite the decrease in the liquidity ratio, the Bank continues to maintain sufficient liquidity, supported by borrowing capacity at the FHLB – San Francisco, the FRB of San Francisco, and its correspondent bank, and management believes the current liquidity position is adequate to meet operational needs and regulatory requirements. Management will continue to adjust the balance of liquid assets and funding sources as necessary to maintain adequate liquidity and support the Bank’s operations and lending activities.

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

Based on our current capital allocation objectives, we expect expenditures for capital investment in premises and equipment to range from $335,000 to $1.2 million during fiscal 2027. For additional information regarding our commitments, see Note 13, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Provident is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses, cash dividends and stock repurchases. Provident’s primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. During fiscal 2026, the Corporation purchased 344,473 shares of the Corporation’s common stock with a weighted average cost of $16.20 per share. As of June 30, 2026, there are 174,605 shares available for purchase under the Corporation’s existing stock repurchase plan. The Corporation purchases the shares from time to time in the open market or through privately negotiated transactions depending on market conditions, the capital requirements of the Corporation, and available cash that can be allocated to the stock repurchase program, among other considerations. In addition, the Corporation currently expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to modify or terminate such dividends at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.14 per share, as approved by our Board of Directors, which management believes enables the Corporation to balance its objectives of managing and investing in the Bank and returning a substantial portion of its cash flow to shareholders. Assuming continued payment during fiscal 2027 at this rate of $0.14 per share, our average total dividend paid each quarter would be approximately $877,000 based on the number of our current outstanding shares as of June 30, 2026. At June 30, 2026, Provident (on an unconsolidated basis) had liquid assets of approximately $3.5 million.

The Bank, as a federally-chartered, federally insured savings bank, is subject to the capital requirements established by the OCC. Under the OCC's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding capital components, risk weighting and other factors. In addition, Provident Financial Holdings, Inc., as a savings and loan holding company registered with the FRB, is required by the FRB to maintain capital adequacy that generally parallels the OCC requirements. Since the holding company has less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the FRB expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

At June 30, 2026, the Bank exceeded all regulatory capital requirements. Under the prompt corrective action provisions, minimum ratios of 5.0% for Tier 1 Leverage Capital, 6.5% for CET1 Capital, 8.0% for Tier 1 Risk-based Capital and 10.0% for Total Risk-based Capital are required to be deemed “well capitalized.” As of June 30, 2026, the Bank exceeded the capital ratios needed to be considered well capitalized with Tier 1 Leverage Capital, CET1 Capital, Tier 1 Risk-based Capital and Total Risk-based Capital ratios of 10.3%, 19.4%, 19.4% and 20.3%, respectively. See also, “Regulation – Federal Regulation of Savings Institutions – Capital Requirements” and Note 9, "Capital" of the Notes to Consolidated Financial Statements contained in Items 1 and 8 of this Form 10-K, respectively.

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

Through the use of an internal interest rate risk model, the Corporation is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet obligations. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement. As of June 30, 2026, the targeted federal funds rate range was 3.50% to 3.75%.

The following table sets forth as of June 30, 2026 the estimated changes in NPV based on the indicated interest rate environment (dollars in thousands):

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	of Assets(2)	Measure(3)
+300 bp	$149,301	$(13,527)	$1,224,927	12.19%	(86)	bp
+200 bp	$160,244	$(2,584)	$1,238,901	12.93%	(12)	bp
+100 bp	$164,809	$1,981	$1,246,539	13.22%	17	bp
-	$162,828	$—	$1,247,671	13.05%	—
-100 bp	$159,810	$(3,018)	$1,247,808	12.81%	(24)	bp
-200 bp	$146,043	$(16,785)	$1,237,239	11.80%	(125)	bp
-300 bp	$144,405	$(18,423)	$1,238,843	11.66%	(139)	bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at June 30, 2026 (“base case”).
(2)	Calculated as the NPV divided by the total portfolio value of assets.
(3)	Calculated as the change in the NPV ratio (NPV as a Percentage of Portfolio Value of Assets) from the base case expressed in basis points.

The following table is derived from the internal interest rate risk model and presents the change in the NPV at a -200 bp rate shock at June 30, 2026 and 2025, which was determined to be the scenario having the greatest adverse impact on the Corporation’s interest rate risk exposure among the -200, -100, +100 and +200 bp rate shock scenarios.

	At June 30, 2026		At June 30, 2025
	(-200 bp rate shock)		(-200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	13.05%		12.15%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.80%		11.17%
Adverse Sensitivity: Change in NPV Ratio	-125	bp	-98	bp

The pre-shock NPV ratio increased 90 basis points to 13.05% at June 30, 2026 from 12.15%  at June 30, 2025, and the post-shock NPV ratio increased 63 basis points to 11.80% (-200 basis point rate shock) at June 30, 2026 from 11.17% (-200 basis point rate shock) at June 30, 2025. The increase of the NPV ratios was primarily attributable to changes in asset and liability balances, interest rates, and portfolio composition. The adverse sensitivity increased to 125 basis points at June 30, 2026 from 98 basis points at June 30, 2025.

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

The Corporation measures and evaluates the potential effects of interest rate movements through an interest rate sensitivity "gap" analysis. Interest rate sensitivity reflects the potential effect on net interest income when there is movement in interest rates. For loans, investment securities and liabilities with contractual maturities, the table presents contractual repricing or scheduled maturity. For transaction accounts (checking, money market and savings deposits) that have no contractual maturity, the table presents estimated principal cash flows and, as applicable, the Corporation's historical experience, management's judgment and statistical analysis concerning their most likely withdrawal behaviors.

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of June 30, 2026:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of June 30, 2026
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$42,236	$—	$—	$6,974	$49,210
Investment securities	4,873	—	—	85,650	90,523
Loans held for investment	317,940	224,025	190,109	300,608	1,032,682
FHLB - San Francisco and other equity investments	10,609	—	—	—	10,609
Other assets	4,285	—	—	20,852	25,137
Total assets	379,943	224,025	190,109	414,084	1,208,161

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	—	—	—	86,859	86,859
Checking deposits - interest bearing	34,004	68,009	68,009	56,673	226,695
Savings deposits	44,627	89,254	89,255	—	223,136
Money market deposits	10,225	10,225	—	—	20,450
Time deposits	317,087	32,846	3,202	108	353,243
Borrowings	112,000	45,046	—	—	157,046
Other liabilities	1,084	—	—	13,428	14,512
Stockholders' equity	—	—	—	126,220	126,220
Total liabilities and stockholders' equity	519,027	245,380	160,466	283,288	1,208,161

Repricing gap positive (negative)	$(139,084)	$(21,355)	$29,643	$130,796	$—
Cumulative repricing gap:
Dollar amount	$(139,084)	$(160,439)	$(130,796)	$—	$—
Percent of total assets	(12)%	(13)%	(11)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; and time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The Corporation also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Corporation’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 +100, and -100, -200 and -300 bp.

The following table describes the results of the analysis at June 30, 2026 and 2025:

At June 30, 2026		At June 30, 2025
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-5.66%	+300 bp	-1.35%
+200 bp	-1.14%	+200 bp	+2.01%
+100 bp	+1.44%	+100 bp	+2.23%
-100 bp	-3.18%	-100 bp	-1.80%
-200 bp	-4.63%	-200 bp	-3.24%
-300 bp	-6.35%	-300 bp	-6.38%

At June 30, 2026 and 2025, the Corporation was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period. Therefore at June 30, 2026, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period, except at the +200 basis point and +300 basis point scenarios. In the rising rate scenarios, most of the adjustable rate loans are subject to interest rate caps. In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2026 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

This report includes management's assessment of the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions, as well as management's assessment of internal control over financial reporting. The Corporation's subsidiary institution, Provident Savings Bank, F.S.B., is subject to the requirements of Part 363 of the Federal Deposit Insurance Corporation's regulations.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation's internal control over financial reporting was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Management's assessment of the Corporation's internal control over financial reporting was also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which include controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP).

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that, as of June 30, 2026, the Corporation's internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Parent Company Only Financial Statements for Small Holding Companies (Form FR Y-9SP), is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management of the Corporation has assessed the Corporation's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2026. Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year ended on June 30, 2026.

Date: September 2, 2026

/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer

/s/ Peter C. Fan
Peter C. Fan
Senior Vice President and Chief Financial Officer

Item 9B. Other Information

(a)  None

(b)  Trading Plans. During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Corporation has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Corporation’s securities by its directors, officers and employees, as well as by the Corporation itself, that are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and the Nasdaq Stock Market listing standards. A copy of the Corporation’s insider trading policy is included herein on Exhibit 19 in this Form 10-K.

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

Nominating Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s Board of Directors since last disclosed to shareholders.

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

d)	Equity Compensation Plan Information.

The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2026:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to Be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2010 Equity Incentive Plan:
Stock Options	15,000	$20.19	—
2013 Equity Incentive Plan:
Stock Options	84,000	$18.16	—
Restricted Stock	20,650	N/A	—
2022 Equity Incentive Plan:
Stock Options	130,000	$13.25	45,000
Restricted Stock	68,875	N/A	77,750

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	318,525	$15.51	122,750

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

3.1

Amended and Restated Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

3.2	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2022)

4.1	Form of Certificate of Provident's Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed with the SEC on March 11, 1996))

4.2

Description of Capital Stock of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Corporation’s Annual  Report on Form 10-K for the year ended June 30, 2019 filed with the SEC on August 30, 2019)

10.1	Transition Agreement with Craig G. Blunden (incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K filed with the SEC on October 31, 2023)

10.2	Employment Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.14 to the Corporation’s Form 8-K filed with the SEC on October 31, 2023)

10.3	Post-Retirement Compensation Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 13, 2009)

10.4

Form of Severance Agreement with Avedis Demirdjian, Peter C. Fan, Glee A. Harris, Robert "Scott" Ritter, David S. Weiant and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on May 23, 2025)

10.5	2010 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement filed with the SEC on October 28, 2010)

10.6

Form of Incentive Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K filed with the SEC on December 2, 2010)

10.7

Form of Non-Qualified Stock Option Agreement for options granted under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form 8-K filed with the SEC on December 2, 2010)

10.8	2013 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement filed with the SEC on October 24, 2013)

10.9

Form of Incentive Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Registration Statement on Form S-8 (333-192727) filed with the SEC on December 9, 2013)

10.11

Form of Non-Qualified Stock Option Agreement for options granted under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Registration Statement on Form S-8 (333-192727) filed with the SEC on December 9, 2013)

10.12

Form of Restricted Stock Agreement for restricted shares awarded under the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation’s Registration Statement on Form S-8 (333-192727) filed with the SEC on December 9, 2013)

10.13	2022 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement filed with the SEC on October 27, 2022)

10.14

Form of Incentive Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 in the Corporation’s Form S-8 filed with the SEC on December 16, 2022)

10.15

Form of Non-Qualified Stock Option Agreement for options granted under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 in the Corporation’s Form S-8 filed with the SEC on December 16, 2022)

10.16

Form of Restricted Stock Agreement for restricted shares awarded under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 in the Corporation’s Form S-8 filed with the SEC on December 16, 2022)

13	2026 Annual Report to Stockholders

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

97

Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Corporation’s Annual  Report on Form 10-K for the year ended June 30, 2025 filed with the SEC on August 29, 2025)

101

The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	The cover page from this Annual Report on Form 10-K for the year ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 2, 2026	Provident Financial Holdings, Inc.

/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Donavon P. Ternes	Director, President and	September 2, 2026
Donavon P. Ternes	Chief Executive Officer (Principal Executive Officer)

/s/ Peter C. Fan	Senior Vice President and	September 2, 2026
Peter C. Fan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Craig G. Blunden	Chairman of the Board of Directors	September 2, 2026
Craig G. Blunden

/s/ Judy A. Carpenter	Director	September 2, 2026
Judy A. Carpenter

/s/ Debbi H. Guthrie	Director	September 2, 2026
Debbi H. Guthrie

/s/ Brian N. Hawley	Director	September 2, 2026
Brian N. Hawley

/s/ Kathy M. Michalak	Director	September 2, 2026
Kathy M. Michalak

/s/ Matthew E. Webb	Director	September 2, 2026
Matthew E. Webb

Provident Financial Holdings, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Provident Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2026, and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2026, and the related (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2026, and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses - Refer to Notes 1 and 3 to the Financial Statements

Critical Audit Matter Description

Management estimates the Corporation’s allowance for credit losses (“ACL”) and calculates the quantitative portion of the collectively evaluated allowance using a historical loss rate methodology based primarily on the Corporation’s historical net charge-off experience. The collectively evaluated allowance is based on a pooling method for groups of homogeneous loans sharing similar loan characteristics to calculate an allowance which reflects an estimate of lifetime expected credit losses using historical experience, current conditions, and reasonable and supportable forecasts. The Corporation primarily utilizes historical loss rates for the ACL based on its own specific historical losses and/or with peer loss history where applicable. The expected loss rates are applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical and bank-specific experience and the consideration of current and expected conditions and circumstances including the level of interest rates. Management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted, given the consideration of a variety of qualitative factors. The qualitative portion of the Corporation’s allowance on collectively evaluated loans are calculated using management’s judgment, to determine risk categorizations in each of the qualitative factors. The amount of qualitative allowance is also contingent upon the relative weighting of the qualitative factors according to management’s judgment.

We identified the ACL as a critical audit matter because of the complexity of the Company’s model and the significant assumptions used by management. Auditing the collectively evaluated loans of the Corporation’s ACL, specifically for  single-family, multi-family and commercial real estate loans, involved significant judgment. Given the management judgments required for the determination of historical loss rates, prepayment assumptions, reasonable and supportable forecasts, current conditions and relative weighting of qualitative factors, performing audit procedures to evaluate the ACL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL included the following, among others:

●	We performed inquiries and examined documentation to understand management’s methodology and process in determining the qualitative factors in the ACL, including the key data, assumptions and judgments utilized.
●	We involved our credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the model and methodologies applied by management
●	We tested the design and implementation of management’s controls covering the key data, assumptions and judgments impacting the ACL.
●	We evaluated the reasonableness of the ACL inputs, including key data, assumptions, and judgments used in the development of the quantitative and qualitative factors.
●	We compared the Corporation’s ACL with benchmark data obtained independently to assess whether the ACL is within a reasonable range for specific loan categories.

/s/Deloitte & Touche LLP

Costa Mesa, California
September 2, 2026

We have served as the Corporation's auditor since 2001.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Financial Condition

	June 30,	June 30,
(In Thousands, Except Share and Per Share Information)	2026	2025
Assets
Cash and cash equivalents	$49,210	$53,090
Investment securities - held to maturity, at cost with no allowance for credit losses	89,251	109,399
Investment securities - available for sale, at fair value	1,272	1,607
Loans held for investment, net of allowance for credit losses of $5.9 million and $6.4 million, respectively; includes $978 and $1.0 million of loans held at fair value, respectively; $641.3 million and $734.4 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $300.4 million and $227.0 million pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,032,682	1,045,745
Accrued interest receivable	4,285	4,215
FHLB - San Francisco and other equity investments, includes $1.0 million and $730 of other equity investments at fair value, respectively	10,609	10,298
Premises and equipment, net	9,231	9,324
Prepaid expenses and other assets	11,621	11,935

Total assets	$1,208,161	$1,245,613

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$86,859	$83,566
Interest-bearing deposits	823,524	805,206
Total deposits	910,383	888,772

Borrowings	157,046	213,073
Accounts payable, accrued interest and other liabilities	14,512	15,223
Total liabilities	1,081,941	1,117,068

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value; (40,000,000 shares authorized; 18,229,615 and 18,229,615 shares issued; 6,264,035 and 6,577,718 shares outstanding, respectively)	183	183
Additional paid-in capital	99,782	99,149
Retained earnings	215,466	212,403
Treasury stock at cost (11,965,580 and 11,651,897 shares, respectively)	(189,224)	(183,207)
Accumulated other comprehensive income, net of tax	13	17

Total stockholders’ equity	126,220	128,545

Total liabilities and stockholders’ equity	$1,208,161	$1,245,613

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Operations

	Fiscal Year Ended June 30,
(In Thousands, Except Per Share Information)	2026	2025
Interest income:
Loans receivable, net	$52,024	$52,543
Investment securities	1,612	1,858
FHLB - San Francisco and other equity investments	1,090	845
Interest-earning deposits	1,163	1,378
Total interest income	55,889	56,624

Interest expense:
Deposits	11,821	11,226
Borrowings	7,740	9,929
Total interest expense	19,561	21,155

Net interest income	36,328	35,469
Recovery of credit losses	(553)	(666)
Net interest income, after recovery of credit losses	36,881	36,135

Non-interest income:
Loan servicing and other fees	583	419
Deposit account fees	1,067	1,112
Card and processing fees	1,203	1,265
Other	873	735
Total non-interest income	3,726	3,531

Non-interest expense:
Salaries and employee benefits	19,263	19,006
Premises and occupancy	3,560	3,634
Equipment	1,757	1,542
Professional	1,551	1,579
Sales and marketing	712	714
Deposit insurance premium and regulatory assessments	661	740
Other	3,467	3,578
Total non-interest expense	30,971	30,793

Income before income taxes	9,636	8,873
Provision for income taxes	2,981	2,618
Net income	$6,655	$6,255

Basic earnings per share	$1.04	$0.93
Diluted earnings per share	$1.03	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended June 30,
(In Thousands)	2026	2025
Net income	$6,655	$6,255

Change in unrealized holding (losses) gains on securities available for sale and interest-only strips	(6)	28
Less: Income tax (benefit) expense	(2)	8
Other comprehensive (loss) income	(4)	20
Total comprehensive income	$6,651	$6,275

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Common					Comprehensive
	Stock		Additional			Income (Loss),
(In Thousands, Except Share Information)	Shares	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Net of Tax	Total
Balance at June 30, 2024	6,847,821	$183	$98,532	$209,914	$(178,685)	$(3)	$129,941

Net income				6,255			6,255
Other comprehensive income						20	20
Purchase of treasury stock(1)	(293,928)				(4,448)		(4,448)
Distribution of restricted stock	23,825						—
Awards for restricted stock			(158)		158		—
Forfeiture of restricted stock			232		(232)		—
Amortization of restricted stock, net of tax			472				472
Stock options expense, net of tax			71				71
Cash dividends(2)				(3,766)			(3,766)
Balance at June 30, 2025	6,577,718	$183	$99,149	$212,403	$(183,207)	$17	$128,545

Net income				6,655			6,655
Other comprehensive loss						(4)	(4)
Purchase of treasury stock(1)	(365,058)				(5,983)		(5,983)
Distribution of restricted stock	51,375						—
Forfeiture of restricted stock			34		(34)		—
Amortization of restricted stock, net of tax			493				493
Stock options expense, net of tax			106				106
Cash dividends(2)				(3,592)			(3,592)
Balance at June 30, 2026	6,264,035	$183	$99,782	$215,466	$(189,224)	$13	$126,220

(1)	Includes the purchase of 20,585 shares and 8,758 shares of distributed restricted stock in settlement of employees' withholding tax obligations in fiscal year 2026 and 2025, respectively.
(2)	Cash dividends of $0.56 per share were paid in both fiscal year 2026 and 2025.

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended June 30,
(In Thousands)	2026	2025
Cash flows from operating activities:
Net income	$6,655	$6,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,867	3,486
Recovery of credit losses	(553)	(666)
Net gain on other equity investments	(311)	(190)
Stock-based compensation	599	543
Provision for deferred income taxes	341	1,430
Decrease in accounts payable, accrued interest and other liabilities	(1,828)	(1,907)
Decrease (increase) in prepaid expenses and other assets	200	(266)
Net cash provided by operating activities	8,970	8,685

Cash flows from investing activities:
Decrease in loans held for investment, net	11,700	6,437
Purchase of investment securities - held to maturity	—	(981)
Principal payments from investment securities - held to maturity	19,902	21,260
Principal payments from investment securities - available for sale	329	273
Purchase of premises and equipment	(432)	(530)
Net cash provided by investing activities	31,499	26,459

Cash flows from financing activities:
Increase in deposits, net	21,611	424
Proceeds from long-term borrowings	84,000	87,000
Repayments of long-term borrowings	(130,030)	(77,512)
Repayment of short-term borrowings, net	(10,000)	(35,000)
Treasury stock purchases	(5,983)	(4,448)
Withholding taxes on stock-based compensation	(355)	(128)
Cash dividends	(3,592)	(3,766)
Net cash used for financing activities	(44,349)	(33,430)

Net (decrease) increase in cash and cash equivalents	(3,880)	1,714
Cash and cash equivalents at beginning of year	53,090	51,376
Cash and cash equivalents at end of year	$49,210	$53,090
Supplemental information:
Cash paid for interest	$20,010	$21,403
Cash paid for income taxes	$2,125	$1,916

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

Provident Savings Bank, F.S.B. (the “Bank”) converted from a federally chartered mutual savings bank to a federally chartered stock savings bank in June 1996. Provident Financial Holdings, Inc., a Delaware corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the conversion; the transaction was recorded on a book value basis.

The Corporation has determined that it operates in one business segment through the Bank. The Bank's activities include attracting deposits, offering banking services and originating and purchasing single-family, multi-family, commercial real estate, construction and other mortgage loans and, to a lesser extent, commercial business and consumer loans held for investment. Deposits are collected primarily from 13 full service banking offices located in Riverside and San Bernardino counties of California. Additional activities may include originating saleable single-family loans, primarily fixed-rate first trust deed mortgages. The real estate collaterals securing the loans originated or purchased by the Bank are located almost entirely in the state of California.

Use of estimates

The accounting and reporting policies of the Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of investment securities, deferred tax assets (liabilities), and deferred compensation costs.

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

The Corporation evaluates individual investment securities quarterly for impairment based on Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.” As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment security before the recovery of its amortized cost basis. These liquidity scenarios support management’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized costs is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized costs.

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

Net loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method. Amortization is discontinued for non-accrual (non-performing) loans. Interest receivable primarily represents the current month’s interest, which will be included as a part of the borrower’s next monthly loan payment. Interest receivable is accrued only if deemed collectible. Generally, a loan is placed on non-performing status when it becomes 90 days past due as to principal or interest or after considering economic and business conditions and collection efforts, where the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. When a loan is placed on non-performing status, interest accrued but not received is reversed against interest income. Interest income on non-performing loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible. If the principal balance is not deemed collectible, the entire payment received (principal and interest) is applied to the outstanding loan balance. Non-performing loans that become current as to both principal and interest are returned to accrual status after demonstrating satisfactory payment history (usually six consecutive months) and when future payments are expected to be collectible.

Allowance for credit losses

The allowance for credit losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of financial assets. The Corporation adopted ASC 326 using the prospective transition approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.

Non-performing loans

The Corporation assesses loans individually and classifies them as non-performing when the accrual of interest has been discontinued, loans have been modified to borrowers experiencing financial difficulties or management has serious doubts about the future collectability of principal and interest, even though the loans may currently be performing. Factors considered in determining classification include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Corporation measures each non-performing loan in accordance with ASC 326, establishes a collectively evaluated or individually evaluated allowance, and charges off those loans or portions of loans deemed uncollectible. Loans identified to be individually evaluated may have an allowance that is based upon the appraised value of the collateral, less selling costs, or discounted cash flow with an appropriate default factor.

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

Income taxes

The Corporation accounts for income taxes in accordance with ASC 740, “Income Taxes.”  ASC 740 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

ASC 740 requires that, when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available, if sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include taxable income in prior carryback years, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income. The deferred income tax asset related to the allowance for credit losses will be realized when actual charge-offs are made against the allowance. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax assets. The Corporation continues to monitor the deferred tax assets on a quarterly basis that may affect the need for a valuation allowance. The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit. Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance. As of June 30, 2026 and 2025, the estimated net deferred tax liability was $1.2 million and $832,000, respectively, and was included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition. The Corporation recognizes deferred tax assets and liabilities for temporary tax differences related to loss reserves, deferred compensation, non-accrued interest and unrealized gains or losses, among other items. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at June 30, 2026 or 2025.

Bank owned life insurance (“BOLI”)

ASC 715-60-35, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant’s post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation adopted ASC 715-60-35 using the latter option, i.e., based on the future death benefit. The Bank purchases BOLI policies on the lives of certain executive officers while they are employed by the Bank and is the owner and beneficiary of the policies. The Bank invests in BOLI to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Bank records these BOLI policies within prepaid expenses and other assets in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value, with net changes recorded in other non-interest income in the Consolidated Statements of Operations.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Cash dividend

A declaration or payment of dividends is at the discretion of the Corporation’s Board of Directors. The Board takes into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared. For additional information, see Note 19 of the Notes to Consolidated Financial Statements regarding the subsequent event related to the cash dividend.

Stock repurchases

The Corporation repurchased 344,473 shares of its common stock at an average cost of $16.20 per share during fiscal year 2026 pursuant to its publicly announced stock repurchase plans. As of June 30, 2026, 174,605 shares, or 55% of the shares authorized for repurchase, remained available under the Corporation’s existing repurchase plan, which is set to expire on January 22, 2027.

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

Stock-based compensation

ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Stock-based compensation, inclusive of restricted stock expense, recognized in the Consolidated Statements of Operations for the fiscal years ended June 30, 2026 and 2025 was $599,000 and $543,000, respectively.

Employee Stock Ownership Plan ("ESOP")

The Corporation recognizes compensation expense when the Bank contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. Since the contributions are discretionary, the benefits payable under the ESOP cannot be reasonably estimated.

Restricted stock

The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date. A total of $493,000 and $472,000 of restricted stock expense was recognized during fiscal year 2026 and 2025, respectively.

Post-retirement benefits

The estimated obligation for post-retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees. The post-retirement benefit liability is included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition. Effective July 1, 2003, the Corporation discontinued the post-retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits, unless included within an employment agreement. At June 30, 2026 and 2025, the accrued liability for post-retirement benefits was $702,000 and $741,000, respectively.

Comprehensive income

Under ASC 220, “Comprehensive Income,” comprehensive income consists of net income and other comprehensive income (loss), including unrealized gains or losses on available for sale securities and interest-only strips. Accumulated comprehensive income (loss) is reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition and Consolidated Statements of Stockholders’ Equity.

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

ASU 2024-03:

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities (“PBEs”) to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant expense captions because they include one or more of the five natural expense categories identified in this ASU. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) inventory purchases, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. The ASU does not affect the presentation of expenses on the face of the income statement. Rather, it requires additional disaggregation of those captions into specified natural expense categories in the financial statement footnotes. This ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Corporation is evaluating the effect of adopting this ASU and has not yet determined the impact of its adoption on its consolidated financial statements.

ASU 2023-09:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires PBEs to annually (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. This ASU is effective for annual periods beginning after December 15, 2024. The Corporation adopted this ASU for the fiscal year ended June 30, 2026. The adoption did not have a material impact on the Corporation’s consolidated financial statements. See Note 8 of the Notes to Consolidated Financial Statements for the additional disclosures required by this ASU.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 2: Investment Securities

The amortized cost and estimated fair value of investment securities as of June 30, 2026 and 2025 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2026	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$85,003	$116	$(8,325)	$76,794	$85,003
U.S. government sponsored enterprise CMO(2)	4,096	—	(30)	4,066	4,096
U.S. SBA securities(3)	152	—	(2)	150	152
Total investment securities - held to maturity	89,251	116	(8,357)	81,010	89,251

Available for sale
U.S. government agency MBS(1)	853	7	(1)	859	859
U.S. government sponsored enterprise MBS(1)	343	7	—	350	350
Private issue CMO(2)	63	—	—	63	63
Total investment securities - available for sale	1,259	14	(1)	1,272	1,272
Total investment securities	$90,510	$130	$(8,358)	$82,282	$90,523

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized mortgage obligations (“CMO”).
(3)	Small Business Administration ("SBA").

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2025	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$104,549	$127	$(10,305)	$94,371	$104,549
U.S. government sponsored enterprise CMO	4,525	14	(108)	4,431	4,525
U.S. SBA securities	325	—	(1)	324	325
Total investment securities - held to maturity	109,399	141	(10,414)	99,126	109,399

Available for sale
U.S. government agency MBS	1,072	10	—	1,082	1,082
U.S. government sponsored enterprise MBS	436	10	—	446	446
Private issue CMO	79	—	—	79	79
Total investment securities - available for sale	1,587	20	—	1,607	1,607
Total investment securities	$110,986	$161	$(10,414)	$100,733	$111,006

In fiscal year 2026 and 2025, the Corporation received principal repayments on its investment securities of $20.2 million and $21.5 million, respectively, and did not sell any investment securities. The Corporation did not purchase any investment securities in fiscal year 2026, while a total of $981,000 of investment securities were purchased in fiscal year 2025. As of June 30, 2026 and 2025, the Corporation held investments with an unrealized loss position of $8.4 million and $10.4 million, respectively.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables present the fair value and gross unrealized losses of the Corporation’s investment securities, aggregated by investment category and by the length of time individual securities had been in a continuous unrealized loss position as of June 30, 2026 and 2025:

As of June 30, 2026	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$73,229	$8,325	$73,229	$8,325
U.S. government sponsored enterprise CMO	981	3	3,085	27	4,066	30
U.S. SBA securities	—	$—	150	2	150	2
Total investment securities - held to maturity	981	3	76,464	8,354	77,445	8,357

Available for sale
U.S government agency MBS	181	—	28	1	209	1
Private issue CMO	—	—	16	—	16	—
Total investment securities - available for sale	181	—	44	1	225	1
Total investment securities	$1,162	$3	$76,508	$8,355	$77,670	$8,358

As of June 30, 2025	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$90,022	$10,305	$90,022	$10,305
U.S. government sponsored enterprise CMO	—	—	3,435	108	3,435	108
U.S. SBA securities	324	1	—	—	324	1
Total investment securities - held to maturity	324	1	93,457	10,413	93,781	10,414

Available for sale
U.S government agency MBS	37	—	13	—	50	—
Private issue CMO	—	—	17	—	17	—
Total investment securities - available for sale	37	—	30	—	67	—
Total investment securities	$361	$1	$93,487	$10,413	$93,848	$10,414

The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S. government sponsored enterprise (“GSE”) securities that are either explicitly or implicitly guaranteed by the U.S. government and have no history of credit losses. Therefore, the Corporation determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any credit risks in the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity or available for sale. Accordingly, the Corporation continues to account for held to maturity securities at amortized cost and available for sale securities at fair value. As a part of the Corporation’s monthly risk assessment, the Corporation runs a number of stressed liquidity scenarios

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

to determine if it is more likely than not that the Bank will be required to sell the investment securities before the recovery of its amortized cost basis. These liquidity scenarios support management’s assessment that the Corporation has the ability to hold its held to maturity securities until maturity and its available for sale securities until recovery of their amortized cost basis and that it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis. Accordingly, the Corporation concluded that no allowance for credit losses was required on investment securities held to maturity and available for sale as of June 30, 2026 and 2025.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. The Bank had a remaining borrowing capacity of $255.9 million as of June 30, 2026 at the FHLB of San Francisco. In addition, the Bank has approximately $187.5 million of discount window borrowing capacity at the FRB of San Francisco collateralized by single-family loans held for investment totaling $300.4 million and investment securities totaling $18.8 million as of June 30, 2026. As of June 30, 2026, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of June 30, 2026. Total available borrowing capacity across all sources was approximately $493.4 million at June 30, 2026.

At June 30, 2025, the Bank had a remaining borrowing capacity of $282.3 million at the FHLB of San Francisco. In addition, the Bank had approximately $142.5 million of discount window borrowing capacity at the FRB of San Francisco collateralized by single-family loans held for investment totaling $227.0 million and investment securities totaling $24.8 million at June 30, 2025. As of June 30, 2025, the Bank also had an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or the correspondent bank facility as of June 30, 2025. Total available borrowing capacity across all sources was approximately $474.8 million at June 30, 2025.

Contractual maturities of investment securities as of June 30, 2026 and 2025, were as follows:

	June 30, 2026		June 30, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$936	$925	$69	$68
Due after one through five years	22,439	21,255	4,921	4,760
Due after five through ten years	47,884	43,239	40,773	38,224
Due after ten years	17,992	15,591	63,636	56,074
Total investment securities - held to maturity	89,251	81,010	109,399	99,126

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,169	1,181	1,483	1,501
Due after ten years	90	91	104	106
Total investment securities - available for sale	1,259	1,272	1,587	1,607
Total investment securities	$90,510	$82,282	$110,986	$100,733

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 3: Loans Held for Investment

Loans held for investment consisted of the following at June 30, 2026 and 2025:

(In Thousands)	June 30, 2026	June 30, 2025
Mortgage loans:
Single-family	$565,930	$544,425
Multi-family	395,882	423,417
Commercial real estate	66,731	72,766
Construction	—	402
Other	—	89
Commercial business loans	—	1,267
Consumer loans	58	57
Total loans held for investment, gross	1,028,601	1,042,423

Advance payments of escrows	129	293
Deferred loan costs, net	9,802	9,453
ACL on loans	(5,850)	(6,424)
Total loans held for investment, net	$1,032,682	$1,045,745

The following table sets forth information at June 30, 2026 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. Fixed rate loans comprised 10% of loans held for investment at both June 30, 2026 and 2025. Adjustable rate loans with no stated repricing date that reprice when the index to which they are tied (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year, subject to periodic and maximum rate caps. The table does not reflect estimated prepayments, which may cause the loan portfolio’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$51,748	$84,213	$132,899	$194,425	$102,645	$565,930
Multi-family	228,892	116,596	48,166	2,139	89	395,882
Commercial real estate	36,103	22,505	7,764	—	359	66,731
Consumer loans	58	—	—	—	—	58
Total loans held for investment, gross	$316,801	$223,314	$188,829	$196,564	$103,093	$1,028,601

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables present the Corporation’s commercial real estate loans by property type and loan-to-value (“LTV”) as of June 30, 2026 and 2025:

	Owner	Non-Owner		% of Total	Weighted
June 30, 2026	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars In Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,053	$16,166	$21,219	32%	38%
Mixed use (2)	264	14,392	14,656	22	33%
Retail	—	9,231	9,231	14	34%
Warehouse	1,290	7,056	8,346	12	29%
Mobile home park	—	6,087	6,087	9	34%
Medical/dental office	2,458	3,015	5,473	8	40%
Restaurant/fast food	670	487	1,157	2	45%
Automotive - non gasoline	—	562	562	1	25%
Total commercial real estate	$9,735	$56,996	$66,731	100%	35%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.2 million in Office/Retail, $5.2 million in Multi-family/Retail, $2.2 million in Other Mixed Use, $724 thousand in Multi-family/Commercial and $383 thousand in Multi-family/Office.

	Owner	Non-Owner		% of Total	Weighted
June 30, 2025	Occupied Loan	Occupied Loan	Total	Commercial	Average
(Dollars In Thousands)	Balance	Balance	Balance	Real Estate	LTV (1)
Office	$5,666	$19,895	$25,561	35%	41%
Mixed use (2)	279	14,330	14,609	20	33%
Warehouse	1,332	7,869	9,201	13	30%
Retail	—	8,001	8,001	11	31%
Medical/dental office	2,511	4,377	6,888	9	43%
Mobile home park	—	6,761	6,761	9	37%
Restaurant/fast food	681	493	1,174	2	46%
Automotive - non gasoline	—	571	571	1	26%
Total commercial real estate	$10,469	$62,297	$72,766	100%	37%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.4 million in Office/Retail, $5.3 million in Multi-family/Retail, $1.6 million in Other Mixed Use, $739 thousand in Multi-family/Commercial and $559 thousand in Multi-family/Office.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of June 30, 2026 and 2025:

	Inland		Southern		Other
June 30, 2026	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$137	3%	$4,740	94%	$176	3%	$5,053	100%
Mixed use	—	—%	—	—%	264	100%	264	100%
Warehouse	—	—%	931	72%	359	28%	1,290	100%
Medical/dental office	264	11%	2,194	89%	—	—%	2,458	100%
Restaurant/fast food	—	—%	670	100%	—	—%	670	100%
Total owner occupied	401	4%	8,535	88%	799	8%	9,735	100%

Non-owner occupied:
Office	3,516	22%	10,203	63%	2,447	15%	16,166	100%
Mixed use	1,014	7%	6,382	44%	6,996	49%	14,392	100%
Retail	1,156	13%	4,662	50%	3,413	37%	9,231	100%
Warehouse	468	7%	3,826	54%	2,762	39%	7,056	100%
Mobile home park	4,125	68%	344	6%	1,618	26%	6,087	100%
Medical/dental office	1,179	39%	1,836	61%	—	—%	3,015	100%
Automotive - non gasoline	—	—%	562	100%	—	—%	562	100%
Restaurant/fast food	—	—%	487	100%	—	—%	487	100%
Total non-owner occupied	11,458	20%	28,302	50%	17,236	30%	56,996	100%

Total commercial real estate	$11,859	18%	$36,837	55%	$18,035	27%	$66,731	100%

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

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

Management continuously evaluates the credit quality of the loan portfolio and conducts a quarterly review of the adequacy of the ACL. The two primary components that are used during the loan review process to determine the proper ACL levels are individually evaluated allowances and collectively evaluated allowances. The collectively evaluated allowance is based on a pooling method for groups of homogeneous loans sharing similar loan characteristics to calculate an allowance which reflects an estimate of lifetime expected credit losses using historical experience, current conditions, and reasonable and supportable forecasts. Loans identified to be individually evaluated may have an allowance that is based upon the appraised value of the collateral, less selling costs, or discounted cash flow with an appropriate default factor.

The Corporation uses an internal risk rating system which categorizes all loans held for investment into risk categories of pass, special mention, substandard, doubtful or loss based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades with respect to credit quality of each loan is as follows:

●	Pass - A pass loan ranges from minimal credit risk to average, but still acceptable, credit risk. The likelihood of loss is considered remote.
●	Special Mention - A special mention loan has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Corporation is currently protected and loss is considered unlikely and not imminent.
●	Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.
●	Doubtful - A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
●	Loss - A loss loan is considered uncollectible and of such little value that continuance as an asset of the Corporation is not warranted.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of June 30, 2026:

June 30, 2026	Term Loans by Year of Origination						Revolving
(In Thousands)	2026	2025	2024	2023	2022	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$65,608	$63,347	$29,851	$38,692	$182,177	$186,043	$-	$565,718
Special Mention	-	-	-	-	-	160	-	160
Substandard	-	-	-	-	-	52	-	52
Total single-family	65,608	63,347	29,851	38,692	182,177	186,255	-	565,930
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	22,944	29,591	18,303	23,035	66,781	234,163	-	394,817
Special Mention	-	-	-	-	-	610	-	610
Substandard	-	-	-	-	-	455	-	455
Total multi-family	22,944	29,591	18,303	23,035	66,781	235,228	-	395,882
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	1,533	5,873	4,965	11,394	22,168	19,629	-	65,562
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,169	-	1,169
Total commercial real estate	1,533	5,873	4,965	11,394	22,168	20,798	-	66,731
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	15	-	-	-	-	-	-	15
Pass	-	-	-	-	-	-	43	43
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	15	-	-	-	-	-	43	58
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$90,100	$98,811	$53,119	$73,121	$271,126	$442,281	$43	$1,028,601
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2025:

June 30, 2025	Term Loans by Year of Origination						Revolving
(In Thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$39,385	$55,276	$52,083	$194,501	$141,614	$60,282	$5	$543,146
Special Mention	-	-	-	-	-	62	-	62
Substandard	-	-	-	-	-	1,217	-	1,217
Total single-family	39,385	55,276	52,083	194,501	141,614	61,561	5	544,425
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	13,412	21,687	27,255	73,495	83,224	201,660	-	420,733
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	467	2,217	-	2,684
Total multi-family	13,412	21,687	27,255	73,495	83,691	203,877	-	423,417
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	2,149	5,429	12,609	22,750	3,889	24,936	-	71,762
Special Mention	-	-	-	-	-	1,004	-	1,004
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate	2,149	5,429	12,609	22,750	3,889	25,940	-	72,766
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Construction:
Pass	196	206	-	-	-	-	-	402
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	196	206	-	-	-	-	-	402
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Other:
Pass	-	-	-	-	-	89	-	89
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	-	-	-	-	-	89	-	89
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business loans:
Pass	-	-	-	-	-	-	1,267	1,267
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial business loans	-	-	-	-	-	-	1,267	1,267
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	17	-	-	-	-	-	-	17
Pass	-	-	-	-	-	-	40	40
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	17	-	-	-	-	-	40	57
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$55,159	$82,598	$91,947	$290,746	$229,194	$291,467	$1,312	$1,042,423
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Under ASC 326, the ACL is a valuation account that is deducted from the related loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation’s ACL is calculated quarterly, with any difference between the calculated ACL and the recorded ACL adjusted through an entry to the provision for (recovery of) credit losses. Management calculates the quantitative portion of the collectively evaluated allowance using a historical loss-rate methodology based primarily on the Corporation's historical net charge-off experience, and generally evaluates collectively evaluated loans by Call Report code to group and determine portfolio loan segments with similar risk characteristics. The Corporation primarily utilizes historical loss rates for the ACL calculation based on its own specific historical losses and/or with peer loss history, where applicable.

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of CECL and as of June 30, 2026 and 2025 is based on reasonable and supportable 12-month forecasts of the National Unemployment Rate and change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward-looking component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts (including the quarterly Federal Open Market Committee forecast), and the widespread familiarity of these economic metrics.

Management recognizes that there are additional factors impacting the risk of loss in the loan portfolio beyond what is captured in the quantitative portion of allowance on collectively evaluated loans. As current and expected conditions may vary compared with conditions over the historical lookback period, which is utilized in the calculation of the quantitative allowance, management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted, given the consideration of a variety of qualitative factors. The following qualitative factors (“Q-factors”) considered by management reflect the regulatory guidance on the Q-factors:

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

The qualitative portion of the Corporation’s allowance on collectively evaluated loans is calculated using management’s judgment to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative allowance is also contingent upon the relative weighting of the Q-factors, as determined by management’s judgment.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Loans that do not share similar risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable or the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date, less selling costs, or discounted cash flow with an appropriate default factor.

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

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of modifications noted above. During the fiscal years ended June 30, 2026 and 2025, there were no loan modifications to borrowers experiencing financial difficulties.

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

Non-performing loans are charged down to the estimated fair value of the collateral, less estimated disposition costs, in the period the loans, or portions thereof, are deemed uncollectible. This generally occurs after the loan becomes 150 days delinquent for real estate-secured first trust deed loans and 120 days delinquent for commercial business or real estate-secured second trust deed loans. For loans that were previously modified from their original terms, subsequently re-underwritten, and identified as modified loans, the charge-off occurs when the loan becomes 90 days delinquent. In cases where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent. The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less estimated disposition costs, with the loan balance in excess of the estimated fair value charged off against the ACL. For modified loans that are less than 90 days delinquent, the ACL is determined based on either (a) individually evaluated allowances for loans with applicable discounted cash flow calculations that remain within their modification period, are classified below pass, and contain an embedded loss component, or (b) collectively evaluated allowances based on the aggregated pooling method. For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is determined based on either the loan's discounted cash flow (for modified loans) or the collateral's fair value less estimated disposition costs. If the fair value of the collateral exceeds the loan balance, no allowance is required. A non-performing loan may be restored to accrual status when a borrower is current in payments for six consecutive months.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the years indicated:

	Year Ended June 30, 2026
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,734	$615	$55	$12	$2	$6	$—	$6,424
Recovery of credit losses	(430)	(112)	(12)	(12)	(2)	(6)	—	(574)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,304	$503	$43	$—	$—	$—	$—	$5,850

ACL:
Individually evaluated for allowances	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for allowances	5,304	503	43	—	—	—	—	5,850
ACL, end of period	$5,304	$503	$43	$—	$—	$—	$—	$5,850

Loans held for investment:
Individually evaluated for allowances	$—	$455	$—	$—	$—	$—	$—	$455
Collectively evaluated for allowances	565,930	395,427	66,731	—	—	—	58	1,028,146
Total loans held for investment, gross	$565,930	$395,882	$66,731	$—	$—	$—	$58	$1,028,601
ACL on loans as a percentage of gross loans held for investment	0.94%	0.13%	0.06%	—%	—%	—%	—%	0.57%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Year Ended June 30, 2025
			Commercial			Commercial
(In Thousands)	Single-family	Multi-family	Real Estate	Construction	Other Mortgage	Business	Consumer	Total
ACL:
ACL, beginning of period	$6,295	$595	$66	$97	$1	$11	$—	$7,065
(Recovery of) provision for credit losses	(561)	20	(11)	(85)	1	(5)	—	(641)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,734	$615	$55	$12	$2	$6	$—	$6,424

ACL:
Individually evaluated for allowances	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for allowances	5,734	615	55	12	2	6	—	6,424
ACL, end of period	$5,734	$615	$55	$12	$2	$6	$—	$6,424

Loans held for investment:
Individually evaluated for allowances	$369	$467	$—	$—	$—	$—	$—	$836
Collectively evaluated for allowances	544,056	422,950	72,766	402	89	1,267	57	1,041,587
Total loans held for investment, gross	$544,425	$423,417	$72,766	$402	$89	$1,267	$57	$1,042,423
ACL on loans as a percentage of gross loans held for investment	1.05%	0.15%	0.08%	2.99%	2.25%	0.47%	—%	0.62%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following summarizes the components of the net change in the allowance for credit losses for the years indicated:

	Year Ended June 30,
(In Thousands)	2026	2025

Balance, beginning of year	$6,424	$7,065
Recovery of credit losses	(574)	(641)
Recoveries	—	—
Charge-offs	—	—
Balance, end of year	$5,850	$6,424

The following tables identify the Corporation’s total recorded investment in non-performing loans by type at the dates and for the periods indicated. Generally, a loan is placed on non-performing status when it becomes 90 days past due as to principal or interest or when, after considering economic and business conditions and collection efforts, management determines that collection of the contractual principal or interest is doubtful. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current, the borrower(s) has demonstrated sustained payment performance and future monthly principal and interest payments are expected to be collected on a timely basis. Loans with a related allowance were evaluated either (a) collectively using a pooling method or (b) individually using either a discounted cash flow analysis or, for collateral-dependent loans, current appraisals less estimated costs to sell, to determine the estimated realizable value. This analysis may identify a specific allowance amount needed or may conclude that no allowance is needed.

	At or For the Year Ended June 30, 2026
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$52	$—	$52	$(2)	$50	$430	$41
Without a related allowance(2)	25	(25)	—	—	—	64	11
Total single-family loans	77	(25)	52	(2)	50	494	52

Multi-family:
Without a related allowance(2)	455	—	455	—	455	532	33
Total multi-family loans	455	—	455	—	455	532	33

Total non-performing loans	$532	$(25)	$507	$(2)	$505	$1,026	$85

(1)	ACL specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-down to their estimated fair value or because the estimated fair value of the collateral exceeded the loan balance.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	At or For the Year Ended June 30, 2025
	Unpaid				Net	Average	Interest
	Principal	Related	Recorded		Recorded	Recorded	Income
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment	Investment	Recognized

Mortgage loans:
Single-family:
With a related allowance	$560	$—	$560	$(7)	$553	$1,158	$95
Without a related allowance(2)	420	(25)	395	—	395	631	106
Total single-family loans	980	(25)	955	(7)	948	1,789	201

Multi-family:
Without a related allowance(2)	466	—	466	—	466	156	5
Total multi-family loans	466	—	466	—	466	156	5

Commercial real estate:
Without a related allowance(2)	—	—	—	—	—	149	36
Total commercial real estate loans	—	—	—	—	—	149	36

Total non-performing loans	$1,446	$(25)	$1,421	$(7)	$1,414	$2,094	$242

(1)	ACL specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-down to their estimated fair value or because the estimated fair value of the collateral exceeded the loan balance.

At June 30, 2026 and 2025, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

During fiscal years ended June 30, 2026 and 2025, the Corporation’s average non-performing loans were $1.0 million and $2.1 million, respectively. The Corporation records payments received on non-performing loans using either the cash basis or cost recovery method of accounting during periods when the loans are on non-performing status. For the fiscal years ended June 30, 2026 and 2025, the Corporation received $85,000 and $242,000, respectively, in interest payments from non-performing loans. All such payments were recognized as interest income under the cash basis method and none were applied to reduce loan balances under the cost recovery method.

The Bank includes the off-balance sheet reserve for unfunded loan commitments within the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the fiscal years ended June 30, 2026 and 2025:

	Year Ended
	June 30,
(In Thousands)	2026	2025
Balance, beginning of the year	$32	$57
Provision for (recovery of) credit losses	21	(25)
Balance, end of the year	$53	$32

The method for calculating the unfunded loan commitment reserve is based on a historical funding rate applied to the undisbursed loan commitment amount to estimate the expected funded amount over the life of the loan commitment. The Corporation applies the same assumptions and methodologies used for funded loans held for investment, grouped by loan category, to determine the reserve rate applied to unfunded loan commitments and the related reserve. These assumptions are evaluated by management periodically as part of the CECL procedures. The unfunded loan commitment reserve is recorded in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables provide information on the past due status of the Corporation’s loans held for investment, gross, at the dates indicated:

	June 30, 2026
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$565,878	$—	$52	$565,930
Multi-family	395,427	—	455	395,882
Commercial real estate	66,731	—	—	66,731
Consumer loans	57	1	—	58
Total loans held for investment, gross	$1,028,093	$1	$507	$1,028,601

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2025
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment, Gross

Mortgage loans:
Single-family	$543,496	$—	$929	$544,425
Multi-family	422,951	—	466	423,417
Commercial real estate	72,766	—	—	72,766
Construction	402	—	—	402
Other	89	—	—	89
Commercial business loans	1,267	—	—	1,267
Consumer loans	55	2	—	57
Total loans held for investment, gross	$1,041,026	$2	$1,395	$1,042,423

(1)	All loans 90 days or greater past due are placed on non-accrual status.

In the ordinary course of business, the Bank may offer loans to its directors, officers and employees on substantially the same terms and conditions as those prevailing at the time for comparable transactions with unaffiliated borrowers. During fiscal year 2026 and 2025, there were no related-party loan transactions, and as of June 30, 2026 and 2025, there were no outstanding related-party loans.

Note 4: Leases

The Corporation accounts for its leases in accordance with ASC 842, which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities for operating leases, and borrowings for finance leases, while right-of-use assets are recorded in premises and equipment in the Corporation’s Consolidated Statements of Financial Condition. At June 30, 2026 and 2025, the Corporation's leases consisted of operating and finance leases. The Corporation did not have any operating or finance leases with an initial term of 12 months or less ("short-term leases").

These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Because lease extensions are not reasonably certain to be exercised, the Corporation generally does not recognize payments occurring during option periods in the calculation of its right-of-use assets and lease liabilities. The Corporation utilizes the FHLB – San Francisco borrowing rates as a discount rate for each of the

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the lease term in amounts that represent the difference between straight-line lease expense and interest accretion on the related liability. For finance leases, right-of-use assets are amortized on a straight-line basis over the useful life of the underlying asset, while interest accretion on the lease liability is recognized as interest expense in the Corporation’s Consolidated Statements of Operations.

For the fiscal years ended June 30, 2026 and 2025, expenses associated with the Corporation’s leases totaled $706,000, and $774,000, respectively. Expenses associated with the Corporation’s leases are recorded in either premises and occupancy or equipment expense for operating leases, while expenses for finance leases are recorded in equipment expense and interest expense on borrowings, as applicable, in the Consolidated Statements of Operations.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables present supplemental information related to leases at the dates and for the years indicated.

	As of June 30,
(In Thousands)	2026	2025
Consolidated Statements of Condition:

Operating Leases:
Premises and equipment - Operating lease right of use assets	$2,087	$1,651
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$2,103	$1,682

Finance Leases:
Premises and equipment at cost	$84	$84
Accumulated amortization	(27)	(9)
Premises and equipment - Finance lease right-of-use assets	$57	$75

Borrowings - Finance lease liabilities	$46	$73

	Year Ended June 30,
(In Thousands)	2026	2025
Consolidated Statements of Operations:

Operating lease expense:
Premises and occupancy expenses from operating leases(1)	$680	$685
Equipment expenses from operating leases(1)	—	74
Total operating lease expense	680	759

Finance lease expense:
Equipment expenses from finance leases(1)	23	13
Interest on finance lease liabilities	3	2
Total finance lease expense	26	15

Total lease expense	$706	$774
(1) Includes immaterial variable lease costs.

	Year Ended June 30,
(In Thousands)	2026	2025
Consolidated Statements of Cash Flows:
Operating cash used for operating leases, net	$695	$765
Operating cash used for finance leases, net	$8	$5
Financing cash used for finance leases, net	$27	$11

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,035	$979
Finance leases	$—	$84

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of June 30, 2026:

	Operating Leases	Finance Leases
	Amount(1)	Amount(1)
Year Ending June 30,	(In Thousands)	(In Thousands)
2027	$703	$30
2028	672	17
2029	377	—
2030	247	—
2031	236	—
Thereafter	39	—
Total contract lease payments	$2,274	$47

Total liability to make lease payments	$2,103	$46
Difference in undiscounted and discounted future lease payments	$171	$1
Weighted average discount rate	4.08%	4.50%
Weighted average remaining lease term (years)	3.8	1.6

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 5: Premises and Equipment

Premises and equipment at June 30, 2026 and 2025 consisted of the following:

	June 30,
(In Thousands)	2026	2025
Land	$2,853	$2,853
Buildings	10,214	10,182
Leasehold improvements	3,381	3,440
Furniture and equipment	5,163	5,715
Automobiles	168	168
Operating lease right of use assets (1)	2,087	1,651
Finance lease right of use assets (1)	57	75
	23,923	24,084
Less accumulated depreciation and amortization	(14,692)	(14,760)
Total premises and equipment, net	$9,231	$9,324

(1)	Net of accumulated amortization.

For both fiscal years ended June 30, 2026 and 2025, the depreciation and amortization expense was $1.6 million.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 6: Deposits

Deposits at June 30, 2026 and 2025 consisted of the following:

	June 30, 2026		June 30, 2025
(Dollars in Thousands)	Interest Rate	Amount	Interest Rate	Amount
Checking deposits – noninterest-bearing	—	$86,859	—	$83,566
Checking deposits – interest-bearing(1)	0.00% - 0.20%	226,695	0.00% - 0.20%	240,597
Savings deposits(1)	0.00% - 4.24%	223,136	0.00% - 4.64%	230,610
Money market deposits(1)	0.00% - 3.68%	20,450	0.00% - 2.96%	21,703
Time deposits:
$250 and under(1)(2)	0.00% - 4.20%	249,279	0.00% - 5.15%	221,475
Over $250	0.10% - 4.20%	103,964	0.12% - 4.83%	90,821
Total deposits(3)		$910,383		$888,772
Weighted average interest rate on deposits		1.43%		1.34%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.
(2)	Includes brokered certificates of deposit of $161.4 million and $131.0 million at June 30, 2026 and 2025, respectively.
(3)	Includes uninsured deposits of approximately $178.6 million (of which $61.2 million were collateralized) and $158.7 million (of which $53.8 million were collateralized) at June 30, 2026 and 2025, respectively.

The aggregate annual maturities of time deposits at June 30, 2026 and 2025 were as follows:

	June 30,
(In Thousands)	2026	2025
One year or less	$317,087	$278,268
Over one to two years	29,367	25,264
Over two to three years	3,479	3,019
Over three to four years	2,656	2,058
Over four to five years	546	3,339
Over five years	108	348
Total time deposits	$353,243	$312,296

Interest expense on deposits for the years indicated is summarized as follows:

	Year Ended June 30,
(In Thousands)	2026	2025
Checking deposits – interest-bearing	$100	$105
Savings deposits	836	500
Money market deposits	107	85
Time deposits	10,778	10,536
Total interest expense on deposits	$11,821	$11,226

At June 30, 2026, the Bank had related-party deposits of approximately $5.1 million, compared to $8.0 million at June 30, 2025. At June 30, 2026 and 2025, deposits with negative balances (i.e. overdrafts) that were reclassified to loans held for investment totaled $15,000 and $17,000, respectively. The Bank generally is required to maintain reserve balances with the FRB; however, effective March 26, 2020, the FRB lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent, as such there was no required reserve balance at June 30, 2026 and 2025.

Note 7: Borrowings

As of June 30, 2026, the Bank’s FHLB – San Francisco maximum borrowing capacity was approximately $426.1 million, which was limited to 35% of total assets reported on the Bank’s March 31, 2026 Call Report. This borrowing capacity was supported by collateral consisting of certain real estate loans with an aggregate loan balance of $641.3 million and

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

investment securities of $4.2 million. As of June 30, 2026, the Bank’s borrowings from the FHLB – San Francisco were $157.0 million, with varying maturity dates through 2028. In addition, the Bank utilizes its borrowing facility for letters of credit and for the Mortgage Partnership Finance (“MPF”) program credit enhancement. The outstanding letters of credit were $13.0 million and the outstanding MPF credit enhancement was $216,000 at June 30, 2026. As of June 30, 2026, the remaining borrowing capacity with the FHLB – San Francisco was $255.9 million.

As of June 30, 2025, the Bank’s FHLB – San Francisco maximum borrowing capacity was approximately $504.1 million, which was limited to 40% of total assets reported on the Bank’s quarterly Call Report ended March 31, 2025. This borrowing capacity was collateralized by pledges of certain real estate loans with an aggregate loan balance of $734.4 million and investment securities of $4.7 million. As of June 30, 2025, the Bank’s borrowings from the FHLB – San Francisco were $213.0 million, with varying maturity dates through 2028. In addition, the Bank utilizes its borrowing facility for letters of credit and for the MPF program credit enhancement. The outstanding letters of credit were $8.5 million and the outstanding MPF credit enhancement was $216,000 at June 30, 2025. As of June 30, 2025, the remaining borrowing capacity with FHLB – San Francisco was $282.3 million.

In addition, as of June 30, 2026 and 2025, the Bank had $187.5 million and $142.5 million of borrowing capacity available from the discount window facility at the FRB of San Francisco, respectively, collateralized by investment securities of $18.8 million and $24.8 million, and loans held for investment of $300.4 million and $227.0 million, respectively. As of both June 30, 2026 and 2025, the Bank also had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank intends to request a renewal of its borrowing arrangement with the correspondent bank prior to maturity on March 31, 2027. As of both June 30, 2026 and 2025, there were no outstanding borrowings under the discount window facility or the federal funds facility.

Borrowings at June 30, 2026 and 2025 consisted of the following:

	June 30,
(In Thousands)	2026	2025

FHLB - San Francisco advances	$157,000	$213,000
Other borrowings on finance leases	46	73
Total borrowings	$157,046	$213,073

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock. At both June 30, 2026 and 2025, the Bank held a stock investment of $9.6 million, with no excess FHLB – San Francisco capital stock held at either period end.

During both fiscal year 2026 and 2025, the Bank did not purchase any FHLB – San Francisco capital stock. In fiscal year 2026 and 2025, the FHLB – San Francisco distributed $1.1 million and $835,000 of cash dividends, respectively, to the Bank.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2026	2025

Balance outstanding at the end of year:
FHLB - San Francisco advances	$157,000	$213,000
Other borrowings on finance leases	$46	$73

Weighted average rate at the end of year:
FHLB - San Francisco advances	4.00%	4.59%
Other borrowings on finance leases	4.50%	4.50%

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$213,000	$249,500
Other borrowings on finance leases	$71	$84

Average short-term borrowings during the year with respect to:(1)
FHLB - San Francisco advances	$115,605	$121,888

Weighted average short-term borrowing rate during the year with respect to:(1)
FHLB - San Francisco advances	4.47%	4.56%

(1)	Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings at June 30, 2026 and 2025 were as follows:

	June 30,
(Dollars in Thousands)	2026	2025
Within one year(1)	$112,000	$163,000
Over one to two years	35,046	35,000
Over two to three years	10,000	5,073
Over three to four years	—	10,000
Over four to five years	—	—
Over five years	—	—
Total borrowings	$157,046	$213,073
Weighted average interest rate	4.00%	4.59%

(1)	As of June 30, 2026, it includes a $5.0 million, 3.95% putable fixed-rate advance taken on June 22, 2026 with a two-year final maturity where the FHLB San Francisco has a one-time option on September 22, 2026 to terminate the advance.

Note 8: Income Taxes

ASC 740, “Income Taxes,” requires that an enterprise recognize the benefit of a tax position taken or expected to be taken in a tax return only when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there were no unrecognized tax benefits required to be recognized or disclosed in the Corporation’s consolidated financial statements for the fiscal years ended June 30, 2026 and 2025.

In the fiscal year ended June 30, 2026, the Corporation adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires PBEs to annually (a) disclose specific categories in the rate

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate.

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

The Corporation’s effective tax rate may differ from the estimated statutory tax rates due to discrete items such as further adjustments to net deferred tax assets and liabilities, excess tax benefits derived from stock option exercises and non-taxable earnings from bank owned life insurance, among other items.

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

The provision for income taxes for the years indicated consisted of the following:

	Year Ended June 30,
(In Thousands)	2026	2025

Current:
Federal	$1,703	$709
State	937	479
	2,640	1,188
Deferred:
Federal	185	948
State	156	482
	341	1,430
Provision for income taxes	$2,981	$2,618

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income before income taxes as a result of the following differences for the years indicated:

	Year Ended June 30,
	2026		2025
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$2,023	21.00%	$1,863	21.00%
State income tax, net of federal income tax benefit	790	8.20%	759	8.55%
Changes in taxes resulting from:
Bank-owned life insurance	(39)	(0.40)%	(39)	(0.44)%
Non-deductible expenses	9	0.10%	28	0.31%
Non-deductible stock-based compensation	5	0.05%	2	0.02%
Shortfall on stock-based compensation	200	2.07%	1	0.02%
Return to provision adjustment	(9)	(0.10)%	2	0.03%
Other	2	0.02%	2	0.02%
Effective income tax	$2,981	30.94%	$2,618	29.51%

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Cash paid for income taxes for the fiscal years ended June 30, 2026 and 2025 were as follows:

	Year Ended June 30,
	2026	2025
(In Thousands)	Amount	Amount

Federal	$1,375	$1,185
State and local jurisdictions:
California	750	731
Net cash paid for income taxes	$2,125	$1,916

Net deferred tax liabilities at June 30, 2026 and 2025 by jurisdiction were as follows:

	June 30,
(In Thousands)	2026	2025

Deferred taxes - federal	$(734)	$(551)
Deferred taxes - state	(437)	(281)
Total deferred tax liabilities	$(1,171)	$(832)

Net deferred tax liabilities at June 30, 2026 and 2025 were comprised of the following:

	June 30,
(In Thousands)	2026	2025

Loss reserves	$1,983	$2,163
Non-accrued interest	114	146
Deferred compensation	1,580	1,520
Accrued vacation	192	197
Depreciation	208	239
State tax	280	179
Lease liability	670	536
Other	196	258
Total deferred tax assets	5,223	5,238

FHLB - San Francisco stock dividends	(645)	(645)
Prepaid expenses	(54)	(66)
Unrealized gain on investment securities	(4)	(6)
Unrealized gain on interest-only strips	(1)	(2)
Gain on other equity investments	(331)	(232)
Right-of-use asset	(665)	(526)
Deferred loan costs, net	(4,694)	(4,593)
Total deferred tax liabilities	(6,394)	(6,070)
Net deferred tax liabilities	$(1,171)	$(832)

The net deferred tax liabilities were included in accounts payable, accrued interest and other liabilities in the Consolidated Statements of Financial Condition. The Corporation analyzes deferred tax assets to determine whether a valuation allowance is required based on the more-likely-than-not criteria that such assets will be realized through future taxable income. This analysis considers historical earnings and estimates of future profitability. The Corporation may carry back net federal tax losses to the preceding five taxable years and carry forward such losses to the succeeding 20 taxable years. At June 30, 2026 and 2025, the Corporation had no federal and state net tax loss carryforwards. Based on management’s consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2026 and 2025.

Retained earnings at June 30, 2026 and 2025 include approximately $9.0 million related to pre 1988 bad debt reserve for tax purposes for which federal income tax of $1.9 million has not been provided. These amounts will only become subject to federal income tax at the then-current corporate tax rate if they are used for purposes other than for bad debt losses, including distribution in liquidation of the Bank. If those amounts are not so used, they will not be subject to tax even though the Bank has converted its charter from a thrift to a bank.

The Corporation files income tax returns in the United States and California jurisdictions. Fiscal years 2023 and thereafter remain subject to federal examination, while the California state tax returns for fiscal years 2022 and thereafter are subject to examination by state taxing authorities. In April 2025, the California Franchise Tax Board (“CFTB”) initiated a tax examination of the Corporation’s returns for fiscal years 2021 and 2022. As of June 30, 2026, all requested documents have been provided to the CFTB. On August 19, 2026, we received a notice from the CFTB that the audits of the June 30, 2022 and June 30, 2021 California tax returns have been completed resulting in no change to our tax liability. The CFTB audits have been closed.

It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense. For the fiscal years ended June 30, 2026 and 2025, there were no tax penalties and no interest charges arising from federal or state taxes.

Note 9: Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. These capital regulations define the types of capital that qualify for meeting these requirements. Failure to meet the minimum capital requirements may trigger certain mandatory actions, and possibly additional discretionary actions, by regulators. Such actions, if taken, could materially affect the Corporation’s financial condition and results of operations. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must comply with specific capital guidelines that are based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory capital regulations and accounting practices. Additionally, the Bank’s capital amounts and classification are subject to qualitative assessments by regulators, who evaluate factors such as capital component composition, risk weightings, and other relevant considerations.

For a bank holding company such as the Corporation with less than $3.0 billion in assets, regulatory capital requirements generally apply only to the subsidiary bank and not the holding company. The FRB expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Corporation were subject to regulatory guidelines for bank holding companies at June 30, 2026, it would have exceeded all regulatory capital requirements.

The Bank is subject to capital regulations that establish minimum required capital ratios for tier 1 leverage, common equity tier 1 (“CET1”), tier 1 risk-based and total risk-based capital. Additionally, a capital conservation buffer consisting of additional CET1 capital of 2.5% above the minimum capital ratios is required for the CET1, tier 1 risk-based, and total risk-based capital ratios. Failure to maintain a minimum capital conservation buffer of 2.5% may result in limitations on the Corporation’s ability to pay dividends, engage in share repurchases, and pay discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes(1)		Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of June 30, 2026
Tier 1 leverage capital (to adjusted average assets)	$122,754	10.30%	$47,691	4.00%	$59,614	5.00%
CET1 capital (to risk-weighted assets)	$122,754	19.41%	$44,274	7.00%	$41,112	6.50%
Tier 1 capital (to risk-weighted assets)	$122,754	19.41%	$53,762	8.50%	$50,599	8.00%
Total capital (to risk-weighted assets)	$128,657	20.34%	$66,412	10.50%	$63,249	10.00%

As of June 30, 2025
Tier 1 leverage capital (to adjusted average assets)	$125,198	10.11%	$49,536	4.00%	$61,921	5.00%
CET1 capital (to risk-weighted assets)	$125,198	19.50%	$44,941	7.00%	$41,731	6.50%
Tier 1 capital (to risk-weighted assets)	$125,198	19.50%	$54,571	8.50%	$51,361	8.00%
Total capital (to risk-weighted assets)	$131,654	20.51%	$67,411	10.50%	$64,201	10.00%

(1)	Inclusive of the conservation buffer of 2.50% for CET1 capital, Tier 1 capital and Total capital ratios.

At June 30, 2026, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at June 30, 2026 under the regulations of the Office of the Comptroller of the Currency (“OCC”).

The ability of the Corporation to pay dividends to its stockholders depends primarily on the ability of the Bank to pay dividends to Provident Financial Holdings. Provident Financial Holdings and the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Generally, savings institutions, such as the Bank, that are well-capitalized before and after the proposed distribution may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision or classified as troubled condition by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed the net income-based limitations, it must obtain the FRB’s and OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a capital distribution with the FRB and OCC. The FRB or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the Qualified Thrift Lender test. In fiscal year 2026 and 2025, the Bank declared and paid cash dividends of $10.5 million and $9.0 million, respectively, to its parent, Provident Financial Holdings.

Note 10: Benefit Plans

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3% of a participants’ pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation’s

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

contributions occurring after six years of credited service. The Corporation’s expense for the plan was approximately $327,000 and $276,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer. At June 30, 2026 and 2025, the accrued liability related to the post-retirement compensation agreement was $3.6 million and $3.3 million, respectively, with costs accrued and recognized as expense on a quarterly basis. For fiscal year 2026 and 2025, the accrued expense for this liability was $281,000 and $178,000, respectively. The Corporation has established funding arrangements intended to provide for the post-retirement benefit obligation consistent with contractual requirements and actuarially determined estimates of the total future obligation. The Corporation invests in BOLI to provide sufficient funding for this post-retirement obligation. As of June 30, 2026 and 2025, the cash surrender value of BOLI was $8.9 million and $8.7 million, respectively. For fiscal year 2026 and 2025, total BOLI income, net of mortality costs, was $183,000 and $184,000, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Corporation established an ESOP in June 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.

The Corporation recognizes compensation expense when the Corporation contributes funds to the ESOP for the purchase of the Corporation’s common stock to be allocated to the ESOP participants. The Corporation's contribution to the ESOP plan is discretionary. During fiscal year 2026 and 2025, there were 40,000 shares for each year that were purchased in the open market to fulfill the annual discretionary allocation. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be reasonably estimated.

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

The net expense related to the ESOP for the fiscal years ended June 30, 2026 and 2025, was $653,000 and $592,000, respectively. Shares and cash contributions, if any, are allocated at the end of each calendar year. For the calendar years 2025 and 2024, the total ESOP allocation was 40,000 shares for each period.

Note 11: Incentive Plans

As of June 30, 2026, the Corporation had three share-based compensation plans: the 2022 Equity Incentive Plan (“2022 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”), collectively, the “Plans”. For the fiscal years ended June 30, 2026 and 2025, the compensation cost for the Plans was $599,000 and $543,000, respectively.

Equity Incentive Plans. The Corporation established the Plans, which were approved by shareholders and provide for awards to directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary. The 2022 Plan authorized up to 175,000 shares for stock options and 200,000 shares of restricted stock awards. The 2022 Plan also provides that no person may be granted more than 35,000 stock options or 30,000 shares of restricted stock in any one year. The 2013 Plan authorized up to 300,000 stock options and 300,000 shares of restricted stock awards. The 2013 Plan also provides that no person may be granted more than 60,000 stock options or 45,000 shares of restricted stock in any one year. The 2010 Plan authorized up to 586,250 stock options and 288,750 shares of restricted stock awards. As of June 30, 2026, equity awards may be granted only from the 2022 Plan, while no new equity awards can be granted from the 2013 Plan and 2010 Plan.

Equity Incentive Plans - Stock Options. Under the Plans, options may not be granted at an exercise price less than the fair market value at the date of the grant. Options typically vest over a five-year or shorter period as long as the director, advisory director, director emeritus, officer or employee remains in service to the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The fair value of each option grant is estimated using the Black-Scholes option valuation model with the following assumptions as of the grant date for the periods indicated. The expected volatility is based on the historical volatility of the Corporation’s common stock closing prices over the prior 84 months. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis. The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually. The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

	Fiscal Year 2026	Fiscal Year2025
Expected volatility	—	23.4% - 23.6%
Weighted average volatility	—	23.5%
Expected dividend yield	—	3.4% - 3.7%
Expected term (in years)	—	7.3
Risk-free interest rate	—	4.3% - 4.5%

As of June 30, 2026 and 2025, there were 45,000 options available for future grants under the 2022 Plan at both dates.

The following tables summarize the stock option activity in the Plans during the fiscal years ended June 30, 2026 and 2025.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)
Outstanding at June 30, 2024	480,000	$15.35
Granted	32,000	$15.72
Exercised	—	$—
Forfeited	(41,000)	$19.31
Expired	(242,000)	$14.59
Outstanding at June 30, 2025	229,000	$15.51	6.99	$20
Vested and net of forfeiture expectation at June 30, 2025	226,450	$15.51	7.00	$18
Exercisable at June 30, 2025	82,000	$19.10	3.87	$10

Outstanding at June 30, 2025	229,000	$15.51
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at June 30, 2026	229,000	$15.51	5.43	$61
Vested and net of forfeiture expecation at June 30, 2026	227,875	$15.51	5.42	$58
Exercisable at June 30, 2026	145,500	$16.44	3.99	$41

As of June 30, 2026 and 2025, there was $159,000 and $266,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements with respect to stock options issued under the Plans. The expense is expected to be recognized over a weighted average period of 2.8 years and 3.7 years, respectively. The forfeiture rate during both fiscal year 2026 and 2025 was 15%, and was calculated by using the historical forfeiture experience of all fully vested stock option grants which is reviewed annually.

Equity Incentive Plans – Restricted Stock. Awarded shares typically vest over a four-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation. Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends. The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of June 30, 2026 and 2025, there were 77,750 shares and 74,000 shares available for future awards under the 2022 Plan, respectively.

The following table summarizes the restricted stock activity for the fiscal years ended June 30, 2026 and 2025.

		Weighted Average
		Award Date
Unvested Shares	Shares	Fair Value
Unvested at June 30, 2024	176,650	$11.57
Awarded	17,500	$14.13
Vested	(23,825)	$12.95
Forfeited	(25,675)	$11.29
Unvested at June 30, 2025	144,650	$11.70
Net of forfeiture expectation at June 30, 2025	122,953	$11.70

Unvested at June 30, 2025	144,650	$11.70
Awarded	—	$—
Vested	(51,375)	$11.06
Forfeited	(3,750)	$11.06
Unvested at June 30, 2026	89,525	$12.10
Net of forfeiture expectation at June 30, 2026	76,096	$12.10

As of June 30, 2026 and 2025, the unrecognized compensation expense was $884,000 and $1.3 million, respectively, related to unvested share-based compensation arrangements with respect to restricted stock issued under the Plans, and reported as a reduction to stockholders’ equity. This expense is expected to be recognized over a weighted average period of 1.9 years and 2.8 years, respectively. Similar to stock options, a forfeiture rate of 15% was applied to the restricted stock compensation expense calculations in both fiscal year 2026 and 2025, respectively. For the fiscal years ended June 30, 2026 and 2025, the fair value of shares vested and distributed was $885,000 and $315,000, respectively.

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

As of June 30, 2026 and 2025, there were outstanding options to purchase 229,000 shares and 229,000 shares of the Corporation’s common stock, of which 65,000 shares and 99,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive. As of June 30, 2026 and 2025, there were outstanding restricted stock awards of 89,525 shares and 144,650 shares, respectively.

The following tables provide the basic and diluted EPS computations for the fiscal years ended June 30, 2026 and 2025.

	For the Year Ended June 30, 2026
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$6,655	6,415,560	$1.04
Effect of dilutive shares:
Stock options		12,971
Restricted stock		54,353
Diluted EPS	$6,655	6,482,884	$1.03

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	For the Year Ended June 30, 2025
	Income	Shares	Per-Share
(Dollars in Thousands, Except Share Amount)	(Numerator)	(Denominator)	Amount

Basic EPS	$6,255	6,716,086	$0.93
Effect of dilutive shares:
Stock options		6,195
Restricted stock		38,681
Diluted EPS	$6,255	6,760,962	$0.93

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

The following is a schedule of the Corporation’s lease and operating commitments:

Amount
Year Ending June 30,	(In Thousands)

2027	$3,648
2028	1,435
2029	507
2030	253
2031	236
Thereafter	39
Total minimum payments required	$6,118

For the fiscal years ended June 30, 2026 and 2025, the lease and operating commitment expense was approximately $3.7 million and $2.9 million, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its business activities. Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading. In the event of a borrower default or fraud, pursuant to a breached representation or warranty, the Bank may be required to reimburse the investor for any losses suffered. During fiscal year 2026 and 2025, the Bank did not repurchase any loans. As of June 30, 2026 and 2025, the Bank maintained a non-contingent recourse liability related to these representations and warranties of $17,000 at both dates. In addition, the Bank maintained a recourse liability of $0 and $6,000, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

In the ordinary course of business, the Corporation enters into contracts with third parties under which the third parties provide services on behalf of the Corporation. In many of these contracts, the Corporation agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined. The Corporation has not recorded any liabilities

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

related to these indemnification obligations as of June 30, 2026 and 2025. The Corporation also enters into other contracts and agreements, such as loan sale agreements, litigation settlement agreements, confidentiality agreements, loan servicing agreements, leases and subleases, among others, in which the Corporation agrees to indemnify third parties for acts by the Corporation’s agents, assignees and/or sub-lessees, and employees. Due to the nature of these indemnification provisions, the Corporation cannot calculate its aggregate potential exposure.

Note 14: Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of June 30, 2026 and 2025, the Corporation had commitments to extend credit on loans to be held for investment of $11.8 million and $6.1 million, respectively.

The following table provides information regarding undisbursed loan funds, undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below:

	June 30,
Commitments	2026	2025
(In Thousands)
Undisbursed loan funds – Construction loans	$—	$529
Undisbursed loan funds – Single-family loans(1)	—	53
Undisbursed lines of credit – Mortgage loans	—	8
Undisbursed lines of credit – Commercial business loans	325	2,208
Undisbursed lines of credit – Consumer loans	298	320
Commitments to extend credit on loans to be held for investment	11,801	6,061
Total	$12,424	$9,179

(1)	Consists of undisbursed loan funds of previously reported construction loans that were converted to single-family loans based on their contractual terms.

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table describes the difference at the dates indicated between the fair value and the unpaid loan principal balance and other equity investment book value:

			Net
		Unpaid Principal	Unrealized
(In Thousands)	Fair Value	or Book Value	(Loss) Gain
As of June 30, 2026:
Loans held for investment, at fair value	$978	$1,115	$(137)
Other equity investments, at fair value	$1,041	$881	$160

As of June 30, 2025:
Loans held for investment, at fair value	$1,018	$1,158	$(140)
Other equity investments, at fair value	$730	$570	$160

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

Investment securities - available for sale are primarily comprised of U.S. government agency MBS, U.S. government sponsored enterprise MBS and private issue CMO. The Corporation utilizes quoted prices in active markets for similar securities for its fair value measurement of MBS (Level 2) and broker price indications for similar securities in non-active markets for its fair value measurement of the private issue CMO (Level 2).

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

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The Corporation uses the amortization method for its MSA, which amortizes the MSA in proportion to and over the period of estimated net servicing income and assesses the MSA for impairment based on fair value at each reporting date. The fair value of the MSA is derived using the present value method, which includes a third party’s prepayment projections of similar instruments, weighted average coupon rates, estimated servicing costs and discount interest rates (Level 3).

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2026 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$859	$—	$859
U.S. government sponsored enterprise MBS	—	350	—	350
Private issue CMO	—	63	—	63
Investment securities - available for sale	—	1,272	—	1,272

Loans held for investment, at fair value	—	—	978	978
Other equity investments, at fair value	—	1,041	—	1,041
Interest-only strips	—	—	5	5
Total assets	$—	$2,313	$983	$3,296

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$1,082	$—	$1,082
U.S. government sponsored enterprise MBS	—	446	—	446
Private issue CMO	—	—	79	79
Investment securities - available for sale	—	1,528	79	1,607

Loans held for investment, at fair value	—	—	1,018	1,018
Other equity investments, at fair value	—	730	—	730
Interest-only strips	—	—	6	6
Total assets	$—	$2,258	$1,103	$3,361

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables provide a reconciliation of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2025	$79	$1,018	$6	$1,103
Total gains or losses (realized/unrealized):
Included in earnings	—	3	—	3
Included in other comprehensive income (loss)	—	—	(1)	(1)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(16)	(43)	—	(59)
Transfers in and/or out of Level 3	(63)	—	—	(63)
Ending balance at June 30, 2026	$—	$978	$5	$983

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Private	Loans Held For	Interest-
	Issue	Investment, at	Only
(In Thousands)	CMO	fair value(1)	Strips	Total
Beginning balance at June 30, 2024	$88	$1,047	$8	$1,143
Total gains or losses (realized/ unrealized):
Included in earnings	—	13	—	13
Included in other comprehensive income (loss)	3	—	(2)	1
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(12)	(42)	—	(54)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at June 30, 2025	$79	$1,018	$6	$1,103

(1)	The valuation of loans held for investment at fair value includes management’s estimate of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for interest rate characteristics.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at June 30, 2026 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	$—	$—	$115	$115
Total	$—	$—	$115	$115

	Fair Value Measurement at June 30, 2025 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	—	—	88	88
Total	$—	$—	$88	$88

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivative financial instruments, which are measured at fair value and categorized within Level 3 as of June 30, 2026:

					Impact to
	Fair Value				Valuation
	As of				from an
	June 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2026	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Loans held for investment, at fair value	$978	Relative value analysis	Broker quotes	87.8% - 89.3% (88.7%) of par	Increase
			Credit risk factor	0.9% - 1.1% (1.0%)	Decrease

MSAs	$115	Discounted cash flow	Prepayment rate (CPR)	5.9% - 60.0% (10.5%)	Decrease
			Discount rate	9.0% - 10.5% (9.0%)	Decrease

Interest-only strips	$5	Discounted cash flow	Prepayment rate (CPR)	8.5% - 18.5% (14.5%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment rates, discount rates and broker quotes, among others. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurements. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The carrying amount and fair value of the Corporation’s other financial instruments as of June 30, 2026 and 2025 were as follows:

	June 30, 2026
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,031,704	$992,265	$—	$—	$992,265
Investment securities - held to maturity	$89,251	$81,010	$—	$81,010	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$910,383	$910,064	$—	$910,064	$—
Borrowings	$157,046	$156,870	$—	$156,870	$—

	June 30, 2025
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,044,727	$996,332	$—	$—	$996,332
Investment securities - held to maturity	$109,399	$99,126	$—	$99,126	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$888,772	$889,115	$—	$889,115	$—
Borrowings	$213,073	$213,505	$—	$213,505	$—

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

The Corporation has various processes and controls in place to ensure that fair value is reasonably estimated. The Corporation generally determines fair value of its Level 3 assets and liabilities by using internally developed models which primarily utilize discounted cash flow techniques and prices obtained from independent management services or brokers. The Corporation performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process.

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

different estimate of fair value at the reporting date. For the fiscal year ended June 30, 2026, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the fiscal years ended June 30, 2026 and 2025:

	Year Ended June 30,
Type of Services	2026	2025
(In Thousands)
Loan servicing and other fees(1)	$583	$419
Deposit account fees	1,067	1,112
Card and processing fees	1,203	1,265
Other(2)	873	735
Total non-interest income	$3,726	$3,531

(1)	Not within the scope of ASC 606.
(2)	Includes income on BOLI of $183 thousand and $184 thousand, net loss on sale of loans of $31 thousand and $60 thousand and net gain on other equity investments of $311 thousand and $190 thousand for the fiscal years ended June 30, 2026 and 2025, respectively, which are not within the scope of ASC 606.

For the fiscal years ended June 30, 2026 and 2025, substantially all the Corporation’s revenues within the scope of ASC 606 were for performance obligations satisfied at a specified date.

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

Other fees: Includes asset management fees, stop payment fees, wire service fees, safe deposit box fees and other fees earned on other services, such as merchant services or occasional non-recurring type services. These fees are recognized at the time of the event or the applicable billing cycle. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by customers through a third-party provider. Asset management fees are recognized over the period that services are provided and when the portfolio values can be determined or reasonably estimated at the end of each month. These fees are recognized concurrently with the related event and are recorded on a daily, monthly, quarterly or annual basis, depending on the type of services.

Note 17: Segment Reporting

The Corporation operates as a single reportable segment, providing a broad range of banking and financial services to individuals, businesses, and institutional clients. These services include primarily commercial and consumer lending, deposit products, and to a lesser extent, loan servicing and wealth management services. The commercial and consumer lending business primarily consists of single-family, multi-family and commercial real estate mortgage lending and, to a lesser extent, construction, commercial business, other mortgage and consumer lending. The Corporation’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM relies on the Senior Management Committee, which includes the Senior Vice President – Chief Financial Officer, Senior Vice President – Chief Lending Officer, Senior Vice President – Retail Banking, Senior Vice President – Single Family, and others, to provide detailed financial and operational reports. The CODM regularly evaluates the financial performance of the Corporation and allocates resources accordingly. Key financial performance metrics used by the CODM include net interest income, provision for (recovery of) credit losses, non-interest income, non-interest expenses, net income, diluted earnings per share, return on average assets, return on average equity, net interest margin, efficiency ratio, loans held for investment and deposit balance growth, loans held for investment as a percentage of total deposits, core deposits as a percentage of total deposits, Tier 1 leverage capital ratio, non-performing assets as a percentage of total assets, among others.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the financial performance measures that the CODM reviews as of or for the period indicated:

	At or For the Year Ended June 30,
(In Thousands, Except Per Share Information)	2026	2025

Interest income	$55,889	$56,624
Interest expense	19,561	21,155
Net interest income	36,328	35,469
Recovery of credit losses	(553)	(666)
Net interest income, after recovery of credit losses	36,881	36,135
Non-interest income	3,726	3,531
Non-interest expense	30,971	30,793
Income before taxes	9,636	8,873
Provision for income taxes	2,981	2,618
Net income	$6,655	$6,255

Diluted earnings per share	$1.03	$0.93
Return on average assets	0.55%	0.50%
Return on average equity	5.17%	4.79%
Net interest margin	3.09%	2.93%
Efficiency ratio	77.32%	78.96%
Loans held for investment growth	(1.25)%	(0.69)%
Deposit growth	2.43%	0.05%
Loans held for investment as a percentage of total deposits	113.43%	117.66%
Core deposits as a percentage of total deposits	61.20%	64.86%
Tier 1 leverage capital ratio	10.30%	10.11%
Non-performing assets as a percentage of total assets	0.04%	0.11%

Note 18: Holding Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the Condensed Statements of Financial Condition for Provident Financial Holdings (Holding Company only) as of June 30, 2026 and 2025 and Condensed Statements of Operations and Cash Flows for the fiscal years ended June 30, 2026 and 2025.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2026	2025

Assets
Cash and cash equivalents	$3,492	$3,367
Investment in subsidiary	122,774	125,226
Other assets	72	65
	$126,338	$128,658

Liabilities and Stockholders’ Equity
Other liabilities	$118	$113
Stockholders’ equity	126,220	128,545
	$126,338	$128,658

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2026	2025

Dividend from the Bank	$10,500	$9,000
Interest and other income	3	2
Total income	10,503	9,002

General and administrative expenses	1,136	1,147
Earnings before income taxes and equity in undistributed earnings of the Bank	9,367	7,855

Income tax benefit	(335)	(338)
Earnings before equity in undistributed earnings of the Bank	9,702	8,193

Equity in undistributed earnings of the Bank	(3,047)	(1,938)
Net income	$6,655	$6,255

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2026	2025

Cash flow from operating activities:
Net income	$6,655	$6,255
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	3,047	1,938
Increase in other assets	(7)	(1)
Increase in other liabilities	5	4
Net cash provided by operating activities	9,700	8,196

Cash flow from financing activities:
Treasury stock purchases	(5,983)	(4,448)
Cash dividends	(3,592)	(3,766)
Net cash used for financing activities	(9,575)	(8,214)
Net increase (decrease) in cash during the year	125	(18)
Cash and cash equivalents at beginning of year	3,367	3,385
Cash and cash equivalents at end of year	$3,492	$3,367

Note 19: Subsequent Events

On July 23, 2026, the Corporation announced that the Provident Financial Holdings Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of Provident Financial Holdings’ common stock at the close of business on August 13, 2026 are entitled to receive the cash dividend, payable on September 3, 2026.

On July 23, 2026, the Corporation announced that Donavon P. Ternes has been appointed to serve on the Boards of Directors of the Corporation and the Bank to fill the vacancy resulting from the death of Director William E. Thomas in April 2026. Mr. Ternes will serve until the Corporation’s 2027 Annual Meeting of Stockholders and the Bank’s 2026 Annual Meeting of Stockholders. The Bank also announced the appointment of Michael S. Van Stockum as Senior Vice President and Chief Lending Officer of the Bank.

************