Form 10-Q
period 2026-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2026-11-06
CIK 1010470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2026

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

◻ Yes  ⌧  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2026, there were 6,111,227 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART 1 -	FINANCIAL INFORMATION	Page

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of September 30, 2026 and June 30, 2026	1
	Condensed Consolidated Statements of Operations for the Quarters ended September 30, 2026 and 2025	2
	Condensed Consolidated Statements of Comprehensive Income for the Quarters ended September 30, 2026 and 2025	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Quarters ended September 30, 2026 and 2025	4
	Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2026 and 2025	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	General	35
	Safe-Harbor Statement	36
	Critical Accounting Estimates	38
	Executive Summary and Operating Strategy	38
	Commitments and Derivative Financial Instruments	39
	Comparison of Financial Condition at September 30, 2026 and June 30, 2026	39
	Comparison of Operating Results for the Quarters ended September 30, 2026 and 2025	41
	Asset Quality	47
	Loan Volume Activities	49
	Liquidity and Capital Resources	49
	Supplemental Information	52

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	52

ITEM 4 -	Controls and Procedures	56

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	56
ITEM 1A -	Risk Factors	56
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	56
ITEM 3 -	Defaults Upon Senior Securities	57
ITEM 4 -	Mine Safety Disclosures	57
ITEM 5 -	Other Information	57
ITEM 6 -	Exhibits	58

SIGNATURES		59

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

In Thousands, Except Share and Per Share Information

	September 30,	June 30,
	2026	2026
Assets
Cash and cash equivalents	$53,245	$49,210
Investment securities - held to maturity, at cost with no allowance for credit losses	84,086	89,251
Investment securities - available for sale, at fair value	1,163	1,272
Loans held for investment, net of allowance for credit losses of $6.6 million and $5.9 million, respectively; includes $902 thousand and $978 thousand of loans held at fair value, respectively; $652.0 million and $641.3 million pledged to Federal Home Loan Bank ("FHLB") - San Francisco, respectively; $298.1 million and $300.4 million pledged to Federal Reserve Bank ("FRB") - San Francisco, respectively	1,036,695	1,032,682
Accrued interest receivable	4,422	4,285
FHLB - San Francisco stock and other equity investments, includes $1.1 million and $1.0 million of other equity investments at fair value, respectively	10,658	10,609
Premises and equipment, net	8,998	9,231
Prepaid expenses and other assets	10,673	11,621

Total assets	$1,209,940	$1,208,161

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposits	$85,351	$86,859
Interest-bearing deposits	812,377	823,524
Total deposits	897,728	910,383

Borrowings	172,039	157,046
Accounts payable, accrued interest and other liabilities	14,736	14,512
Total liabilities	1,084,503	1,081,941

Commitments and Contingencies (Notes 6 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (40,000,000 and 40,000,000 shares authorized, 18,236,615 and 18,229,615 shares issued, and 6,197,727 and 6,264,035 shares outstanding, respectively)	183	183
Additional paid-in capital	99,978	99,782
Retained earnings	216,159	215,466
Treasury stock at cost (12,038,888 and 11,965,580 shares, respectively)	(190,891)	(189,224)
Accumulated other comprehensive income, net of tax	8	13

Total stockholders’ equity	125,437	126,220

Total liabilities and stockholders’ equity	$1,209,940	$1,208,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

In Thousands, Except Per Share Information

	Quarter Ended
	September 30,
	2026	2025
Interest income:
Loans receivable, net	$13,449	$13,131
Investment securities	356	430
FHLB - San Francisco stock and other equity investments	480	211
Interest-earning deposits	442	374
Total interest income	14,727	14,146

Interest expense:
Checking and money market deposits	58	51
Savings deposits	279	171
Time deposits	3,013	2,764
Borrowings	1,607	2,230
Total interest expense	4,957	5,216

Net interest income	9,770	8,930
Provision for (recovery of) credit losses	777	(626)
Net interest income, after provision for (recovery of) credit losses	8,993	9,556

Non-interest income:
Loan servicing and other fees	74	146
Deposit account fees	234	265
Card and processing fees	290	302
Other	206	100
Total non-interest income	804	813

Non-interest expense:
Salaries and employee benefits	4,659	4,770
Premises and occupancy	887	947
Equipment	414	406
Professional	407	414
Sales and marketing	204	148
Deposit insurance premium and regulatory assessments	161	165
Other	887	784
Total non-interest expense	7,619	7,634

Income before income taxes	2,178	2,735
Provision for income taxes	605	1,054
Net income	$1,573	$1,681

Basic earnings per share	$0.25	$0.26
Diluted earnings per share	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

In Thousands

	For the Quarter Ended
	September 30,
	2026	2025
Net income	$1,573	$1,681

Change in unrealized holding (loss) income on securities available for sale and interest-only strips	(7)	1
Income tax benefit (expense)	2	—
Other comprehensive (loss) income	(5)	1
Total comprehensive income	$1,568	$1,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

In Thousands, Except Share and Per Share Information

For the Quarters Ended September 30, 2026 and 2025:

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2026	6,264,035	$183	$99,782	$215,466	$(189,224)	$13	$126,220

Net income				1,573			1,573
Other comprehensive loss						(5)	(5)
Purchase of treasury stock(1)	(92,283)				(1,699)		(1,699)
Exercise of stock options	7,000	—	85				85
Distribution of restricted stock	18,975						—
Awards of restricted stock			(88)		88		—
Forfeiture of restricted stock			56		(56)		—
Amortization of restricted stock			125				125
Stock options expense			18				18
Cash dividends(2)				(880)			(880)

Balance at September 30, 2026	6,197,727	$183	$99,978	$216,159	$(190,891)	$8	$125,437

(1)	Includes the purchase of 5,852 shares of distributed restricted stock in settlement of employees’ withholding tax obligations.
(2)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2026.

						Accumulated
						Other
	Common		Additional			Comprehensive
	Stock		Paid-In	Retained	Treasury	Income,
	Shares	Amount	Capital	Earnings	Stock	Net of Tax	Total
Balance at June 30, 2025	6,577,718	$183	$99,149	$212,403	$(183,207)	$17	$128,545

Net income				1,681			1,681
Other comprehensive income						1	1
Purchase of treasury stock	(66,707)				(1,059)		(1,059)
Forfeiture of restricted stock			34		(34)		—
Amortization of restricted stock			103				103
Stock options expense			20				20
Cash dividends(1)				(921)			(921)

Balance at September 30, 2025	6,511,011	$183	$99,306	$213,163	$(184,300)	$18	$128,370

(1)	Cash dividends of $0.14 per share were paid in the quarter ended September 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,573	$1,681
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	869	810
Provision for (recovery of) credit losses	777	(626)
Net unrealized (gain) loss on other equity investments	(49)	28
Stock-based compensation	143	123
Provision for deferred income taxes	2	272
Increase (decrease) in accounts payable, accrued interest and other liabilities	271	(997)
Decrease in prepaid expenses and other assets	795	1,205
Net cash provided by operating activities	4,381	2,496

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(5,183)	4,273
Principal payments from investment securities - held to maturity	5,120	5,449
Principal payments from investment securities - available for sale	103	64
Purchase of premises and equipment	(125)	(44)
Net cash (used for) provided by investing activities	(85)	9,742

Cash flows from financing activities:
Net decrease in deposits	(12,655)	(13,933)
Proceeds from long-term borrowings	15,000	—
Repayments of long-term borrowings	(15,007)	(5,008)
Proceeds from short-term borrowings, net	15,000	5,000
Treasury stock purchases	(1,699)	(1,059)
Proceeds from exercise of stock options	85	—
Withholding taxes on stock-based compensation	(105)	—
Cash dividends	(880)	(921)
Net cash used for financing activities	(261)	(15,921)

Net increase (decrease) in cash and cash equivalents	4,035	(3,683)
Cash and cash equivalents at beginning of period	49,210	53,090
Cash and cash equivalents at end of period	$53,245	$49,407
Supplemental information:
Cash paid for interest	$4,682	$5,652
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2026

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated statement of financial condition at June 30, 2026 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“2026 Annual Form 10-K”). The results of operations for the quarter ended September 30, 2026 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2027.

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

As of September 30, 2026 and 2025, there were outstanding stock options to purchase 202,000 shares and 229,000 shares of the Corporation’s common stock, respectively. As of September 30, 2026 and 2025, there were 45,000 and 99,000 outstanding stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive. As of September 30, 2026 and 2025, there were outstanding restricted stock awards of 74,125 shares and 140,900 shares, respectively.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2026 and 2025, respectively.

	For the Quarter Ended
	September 30,
(In Thousands, Except Earnings Per Share)	2026	2025
Numerator:
Net income – numerator for basic earnings per share and
diluted earnings per share - available to common
stockholders	$1,573	$1,681

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	6,243	6,566

Less effect of dilutive shares:
Stock options	23	8
Restricted stock	28	51

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed
conversions	6,294	6,625

Basic earnings per share	$0.25	$0.26
Diluted earnings per share	$0.25	$0.25

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities as of September 30, 2026 and June 30, 2026 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
September 30, 2026	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS(1)	$80,169	$110	$(9,989)	$70,290	$80,169
U.S. government sponsored enterprise CMO(2)	3,812	—	(47)	3,765	3,812
U.S. SBA securities(3)	105	—	(1)	104	105
Total investment securities - held to maturity	84,086	110	(10,037)	74,159	84,086

Available for sale
U.S. government agency MBS(1)	803	4	(2)	805	805
U.S. government sponsored enterprise MBS(1)	297	5	—	302	302
Private issue CMO(2)	56	—	—	56	56
Total investment securities - available for sale	1,156	9	(2)	1,163	1,163
Total investment securities	$85,242	$119	$(10,039)	$75,322	$85,249

(1)Mortgage-Backed Securities (“MBS”)
(2)Collateralized Mortgage Obligations (“CMO”)
(3)Small Business Administration (“SBA”)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30, 2026	Cost	Gains	(Losses)	Value	Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise MBS	$85,003	$116	$(8,325)	$76,794	$85,003
U.S. government sponsored enterprise CMO	4,096	—	(30)	4,066	4,096
U.S. SBA securities	152	—	(2)	150	152
Total investment securities - held to maturity	89,251	116	(8,357)	81,010	89,251

Available for sale
U.S. government agency MBS	853	7	(1)	859	859
U.S. government sponsored enterprise MBS	343	7	—	350	350
Private issue CMO	63	—	—	63	63
Total investment securities - available for sale	1,259	14	(1)	1,272	1,272
Total investment securities	$90,510	$130	$(8,358)	$82,282	$90,523

In the first quarter of fiscal 2027 and 2026, the Corporation received principal payments from investment securities of $5.2 million and $5.5 million, respectively, and there were no purchases or sales of investment securities during both periods.

The Corporation held investments with an unrealized loss position of $10.0 million at September 30, 2026 and $8.4 million at June 30, 2026 as follows:

As of September 30, 2026	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$66,978	$9,989	$66,978	$9,989
U.S. government sponsored enterprise CMO	946	38	2,819	9	3,765	47
U.S. SBA securities	—	—	104	1	104	1
Total investment securities - held to maturity	946	38	69,901	9,999	70,847	10,037

Available for sale
U.S government agency MBS	335	2	27	—	362	2
Private issue CMO	42	—	15	—	57	—
Total investment securities - available for sale	377	2	42	—	419	2
Total investment securities	$1,323	$40	69,943	$9,999	$71,266	$10,039

As of June 30, 2026	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Held to maturity
U.S. government sponsored enterprise MBS	$—	$—	$73,229	$8,325	$73,229	$8,325
U.S. government sponsored enterprise CMO	981	3	3,085	27	4,066	30
U.S. SBA securities	—	—	150	2	150	2
Total investment securities - held to maturity	981	3	76,464	8,354	77,445	8,357

Available for sale
U.S government agency MBS	181	—	28	1	209	1
Private issue CMO	—	—	16	—	16	—
Total investment securities - available for sale	181	—	44	1	225	1
Total investment securities	$1,162	$3	$76,508	$8,355	$77,670	$8,358

On a quarterly basis, the Corporation evaluates the allowance for credit losses for its investment securities held to maturity and the credit losses for its investment securities available for sale based on Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.” At September 30, 2026, all of the $10.0 million of unrealized holding losses were in a loss position for 12 months or more, except $40,000 of unrealized holding losses that were in a loss position for less than 12 months; while at June 30, 2026, all $8.4 million of unrealized holding losses were in a loss position for 12 months or more, except $3,000 of unrealized holding losses that were in a loss position for less than 12 months. The unrealized losses on investment securities were attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities, which are predominately U.S.

government sponsored enterprise securities that are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, the Corporation has determined that the unrealized losses are due to the fluctuating nature of interest rates, and not related to any potential credit risks within the investment portfolio. The Bank does not currently intend to sell any investment securities classified as held to maturity recorded at amortized cost or available for sale recorded at fair market value as prescribed by GAAP. As part of the Corporation’s monthly risk assessment, the Corporation prepares a number of stressed liquidity scenarios to determine if it is more likely than not that the Bank will be required to sell the investment securities before the recovery of its amortized cost basis. The results of these liquidity scenarios support the Corporation’s assessment that the Corporation has the ability to hold these held to maturity securities until maturity or available for sale securities until recovery of the amortized cost is realized and it is not more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized cost. There was no allowance for credit losses (“ACL”) on investment securities held to maturity and there was no impairment of investment securities available for sale at September 30, 2026 and June 30, 2026.

In order to maintain adequate liquidity, the Bank has established borrowing facilities with various counterparties. As of September 30, 2026, the Bank had a remaining borrowing capacity of $239.1 million at the FHLB of San Francisco and an estimated $175.1 million discount window facility at the FRB of San Francisco. In addition, the Bank also has an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or correspondent bank facility as of September 30, 2026. The total remaining available borrowing capacity across all sources totaled approximately $464.2 million at September 30, 2026.

At June 30, 2026, the Bank had a remaining borrowing capacity of $255.9 million at the FHLB of San Francisco and an estimated $187.5 million discount window facility at the FRB of San Francisco. In addition, the Bank also had an unsecured borrowing arrangement in the form of a federal funds facility with its correspondent bank for $50.0 million. The Bank had no advances under the Federal Reserve discount window or the correspondent bank facility as of June 30, 2026. The total remaining available borrowing capacity across all sources totaled approximately $493.4 million at June 30, 2026.

Contractual maturities of investment securities as of September 30, 2026 and June 30, 2026 were as follows:

	September 30, 2026		June 30, 2026
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$765	$758	$936	$925
Due after one through five years	20,300	18,999	22,439	21,255
Due after five through ten years	45,791	40,050	47,884	43,239
Due after ten years	17,230	14,352	17,992	15,591
Total investment securities - held to maturity	84,086	74,159	89,251	81,010

Available for sale
Due in one year or less	—	—	—	—
Due after one through five years	—	—	—	—
Due after five through ten years	1,070	1,077	1,169	1,181
Due after ten years	86	86	90	91
Total investment securities - available for sale	1,156	1,163	1,259	1,272
Total investment securities	$85,242	$75,322	$90,510	$82,282

Note 5: Loans Held for Investment

Loans held for investment, net of fair value adjustments, consisted of the following:

	September 30,	June 30,
(In Thousands)	2026	2026
Mortgage loans:
Single-family	$582,442	$565,930
Multi-family	381,555	395,882
Commercial real estate	69,075	66,731
Consumer loans	65	58
Total loans held for investment, gross	1,033,137	1,028,601

Advance payments of escrows	179	129
Deferred loan costs, net	9,970	9,802
ACL on loans	(6,591)	(5,850)
Total loans held for investment, net	$1,036,695	$1,032,682

The following table sets forth information at September 30, 2026 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans. At both September 30, 2026 and June 30, 2026, fixed rate loans comprised 10 percent of loans held for investment. Adjustable rate loans that reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Corporation’s actual repricing experience to differ materially from that shown.

	Adjustable Rate
		After	After	After
	Within	One Year	3 Years	5 Years
(In Thousands)	One Year	Through 3 Years	Through 5 Years	Through 10 Years	Fixed Rate	Total
Mortgage loans:
Single-family	$53,228	$89,148	$144,670	$192,243	$103,153	$582,442
Multi-family	228,354	100,461	50,518	2,133	89	381,555
Commercial real estate	38,759	18,629	11,332	—	355	69,075
Consumer loans	65	—	—	—	—	65
Total loans held for investment, gross	$320,406	$208,238	$206,520	$194,376	$103,597	$1,033,137

The following tables present the Corporation’s commercial real estate loans by property types and loan-to-value ( “LTV”) ratio as of September 30, 2026 and June 30, 2026:

				% of Total	Weighted
September 30, 2026	Owner	Non-Owner		Commercial	Average
(Dollars in Thousands)	Occupied	Occupied	Total	Real Estate	LTV (1)
Office	$5,022	$16,437	$21,459	31%	38%
Mixed use (2)	261	13,941	14,202	20	33%
Retail	—	8,666	8,666	12	35%
Warehouse	1,279	10,317	11,596	17	26%
Medical/dental office	2,444	2,952	5,396	8	40%
Mobile home park	—	6,043	6,043	9	34%
Restaurant/fast food	667	486	1,153	2	45%
Automotive - non gasoline	—	560	560	1	25%
Total commercial real estate	$9,673	$59,402	$69,075	100%	34%

(1)Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.2 million in Office/Retail, $5.1 million in Multi-family/Retail, $2.1 million in Other Mixed Use, $382 thousand in Multi-family/Office and $368 thousand in Multi-family/Commercial.

				% of Total	Weighted
June 30, 2026	Owner	Non-Owner		Commercial	Average
(Dollars in Thousands)	Occupied	Occupied	Total	Real Estate	LTV (1)
Office	$5,053	$16,166	$21,219	32%	38%
Mixed use (2)	264	14,392	14,656	22	33%
Retail	—	9,231	9,231	14	34%
Warehouse	1,290	7,056	8,346	12	29%
Mobile home park	—	6,087	6,087	9	34%
Medical/dental office	2,458	3,015	5,473	8	40%
Restaurant/fast food	670	487	1,157	2	45%
Automotive - non gasoline	—	562	562	1	25%
Total commercial real estate	$9,735	$56,996	$66,731	100%	35%

(1)	Current loan balance as a percentage of the original appraised value.
(2)	Mixed use includes $6.2 million in Office/Retail, $5.2 million in Multi-family/Retail, $2.2 million in Other Mixed Use, $724 thousand in Multi-family/Commercial and $383 thousand in Multi-family/Office..

The following tables present the Corporation’s commercial real estate loans by geographic concentration as of September 30, 2026 and June 30, 2026:

	Inland		Southern		Other
September 30, 2026	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$136	3%	$4,711	94%	$175	3%	$5,022	100%
Mixed use	—	—%	—	—%	261	100%	261	100%
Warehouse	—	—%	924	72%	355	28%	1,279	100%
Medical/dental office	262	11%	2,182	89%	—	—%	2,444	100%
Restaurant/fast food	—	—%	667	100%	—	—%	667	100%
Total owner occupied	398	4%	8,484	88%	791	8%	9,673	100%

Non-owner occupied:
Office	3,495	21%	10,527	64%	2,415	15%	16,437	100%
Mixed use	1,010	7%	6,328	46%	6,603	47%	13,941	100%
Retail	1,151	13%	4,614	53%	2,901	34%	8,666	100%
Warehouse	467	4%	7,101	69%	2,749	27%	10,317	100%
Mobile home park	4,091	68%	342	6%	1,610	26%	6,043	100%
Medical/dental office	1,154	39%	1,798	61%	—	—%	2,952	100%
Restaurant/fast food	—	—%	486	100%	—	—%	486	100%
Automotive - non gasoline	—	—%	560	100%	—	—%	560	100%
Total non-owner occupied	11,368	19%	31,756	54%	16,278	27%	59,402	100%

Total commercial real estate	$11,766	17%	$40,240	58%	$17,069	25%	$69,075	100%

(1)Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

	Inland		Southern		Other
June 30, 2026	Empire(1)		California(2)		California		Total
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Owner occupied:
Office	$137	3%	$4,740	94%	$176	3%	$5,053	100%
Mixed use	—	—%	—	—%	264	100%	264	100%
Warehouse	—	—%	931	72%	359	28%	1,290	100%
Medical/dental office	264	11%	2,194	89%	—	—%	2,458	100%
Restaurant/fast food	—	—	670	100%	—	—%	670	100%
Total owner occupied	401	4%	8,535	88%	799	8%	9,735	100%

Non-owner occupied:
Office	3,516	22%	10,203	63%	2,447	15%	16,166	100%
Mixed use	1,014	7%	6,382	44%	6,996	49%	14,392	100%
Retail	1,156	13%	4,662	50%	3,413	37%	9,231	100%
Warehouse	468	7%	3,826	54%	2,762	39%	7,056	100%
Mobile home park	4,125	68%	344	6%	1,618	26%	6,087	100%
Medical/dental office	1,179	39%	1,836	61%	—	—%	3,015	100%
Restaurant/fast food	—	—%	487	100%	—	—%	487	100%
Automotive - non gasoline	—	—%	562	100%	—	—%	562	100%
Total non-owner occupied	11,458	20%	28,302	50%	17,236	30%	56,996	100%

Total commercial real estate	$11,859	18%	$36,837	55%	$18,035	27%	$66,731	100%

(1)	Inland Empire comprised of San Bernardino and Riverside counties.
(2)Other than the Inland Empire.

Management continuously evaluates the credit quality of the loan portfolio and conducts a quarterly review of the adequacy of the ACL. The two primary components that are used during the loan review process to determine the proper ACL levels are individually evaluated allowances and collectively evaluated allowances. The collectively evaluated allowance is based on a pooling method for groups of homogeneous loans sharing similar loan characteristics to calculate an allowance which reflects an estimate of lifetime expected credit losses using historical experience, current conditions, and reasonable and supportable forecasts. Loans identified to be individually evaluated may have an allowance that is based upon the appraised value of the collateral, less disposition costs, or discounted cash flow with an appropriate default factor.

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

The following table presents the Corporation’s recorded investment in loans by risk categories and gross charge-offs by year of origination as of September 30, 2026:

September 30, 2026	Term Loans by Year of Origination						Revolving
(In Thousands)	2026	2025	2024	2023	2022	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$97,825	$62,047	$26,467	$38,154	$178,271	$179,469	$-	$582,233
Special Mention	-	-	-	-	-	157	-	157
Substandard	-	-	-	-	-	52	-	52
Total single-family	97,825	62,047	26,467	38,154	178,271	179,678	-	582,442
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	31,483	29,512	18,240	18,935	64,674	215,975	-	378,819
Special Mention	-	-	-	-	-	608	-	608
Substandard	-	-	-	-	1,674	454	-	2,128
Total multi-family	31,483	29,512	18,240	18,935	66,348	217,037	-	381,555
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	5,617	5,359	4,933	10,910	22,020	19,069	-	67,908
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,167	-	1,167
Total commercial real estate	5,617	5,359	4,933	10,910	22,020	20,236	-	69,075
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	21	-	-	-	-	-	-	21
Pass	-	-	-	-	-	-	44	44
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	21	-	-	-	-	-	44	65
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$134,946	$96,918	$49,640	$67,999	$266,639	$416,951	$44	$1,033,137
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Corporation’s recorded investment in loans by risk categories by year of origination as of June 30, 2026:

June 30, 2026	Term Loans by Year of Origination						Revolving
(In Thousands)	2026	2025	2024	2023	2022	Prior	Loans	Total
Mortgage loans:
Single-family:
Pass	$65,608	$63,347	$29,851	$38,692	$182,177	$186,043	$-	$565,718
Special Mention	-	-	-	-	-	160	-	160
Substandard	-	-	-	-	-	52	-	52
Total single-family	65,608	63,347	29,851	38,692	182,177	186,255	-	565,930
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family:
Pass	22,944	29,591	18,303	23,035	66,781	234,163	-	394,817
Special Mention	-	-	-	-	-	610	-	610
Substandard	-	-	-	-	-	455	-	455
Total multi-family	22,944	29,591	18,303	23,035	66,781	235,228	-	395,882
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate:
Pass	1,533	5,873	4,965	11,394	22,168	19,629	-	65,562
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,169	-	1,169
Total commercial real estate	1,533	5,873	4,965	11,394	22,168	20,798	-	66,731
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans:
Not graded	15	-	-	-	-	-	-	15
Pass	-	-	-	-	-	-	43	43
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer loans	15	-	-	-	-	-	43	58
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment, gross	$90,100	$98,811	$53,119	$73,121	$271,126	$442,281	$43	$1,028,601
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Under ASC 326, the ACL is a valuation account that is deducted from the related loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation’s ACL is calculated quarterly, with any difference between the calculated ACL and the recorded ACL recognized through an adjustment to the provision for (or recovery of) credit losses. Management calculates the quantitative portion of the collectively evaluated allowance using a loss-rate methodology based primarily on the Corporation's or peer loss historical net charge-off experience, and generally evaluates collectively evaluated loans by Call Report code to group and determine portfolio loan segments with similar risk characteristics.

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

For its reasonable and supportable forecasting of current expected credit losses, the Corporation utilizes a regression model using forecasted economic metrics and historical loss data. The regression model utilized upon implementation of CECL and as of September 30, 2026 and June 30, 2026, is based on reasonable and supportable 12-month forecasts of the National Unemployment Rate and change in the Real Gross Domestic Product, after which it reverts to a historical loss rate. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of the forward looking component of the collectively evaluated allowance, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts (including the quarterly Federal Open Market Committee forecast), and the widespread familiarity of these economic metrics.

Management recognizes that there are additional factors impacting the risk of loss in the loan portfolio beyond what is captured in the quantitative portion of allowance on collectively evaluated loans. As current and expected conditions may vary compared with conditions over the historical lookback period, which is utilized in the calculation of the quantitative allowance, management considers whether additional or reduced allowance levels on collectively evaluated loans may be warranted, given the consideration of a variety of qualitative factors. The following qualitative factors (“Q-factors”) considered by management reflect the regulatory guidance on the Q-factors:

●	Changes in the experience, ability, and depth of lending management and other relevant staff.
●	Changes in the value of underlying collateral for collateral-dependent loans.
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
●	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio.
●	Changes in the volume and severity of past due loans, the volume of non-performing (non-accrual) loans, and the volume and severity of adversely classified or graded loans.
●	Changes in the quality of the Corporation’s loan review system.
●	Changes in the nature, volume and terms of loans in the portfolio.
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

The qualitative portion of the Corporation’s allowance for collectively evaluated loans is determined based on management’s judgment in assessing the risk levels associated with each of the Q-factors presented above. The amount of qualitative allowance reflects management’s evaluation of the relative weighting assigned to each Q-factor and its estimated impact on credit losses.

Loans that do not share similar risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable or the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date, less disposition costs, or discounted cash flow with an appropriate default factor.

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

Pursuant to ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures,” the Corporation may agree to different types of modifications, including principal forgiveness, interest rate reductions, term extension, significant payment delay or any combination of modifications noted above. During the quarters ended September 30, 2026 and 2025, there were no loan modifications to borrowers experiencing financial difficulties.

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

Non-performing loans are charged off to the estimated fair value of the collateral, less estimated disposition costs, in the period the loans, or portions thereof, are deemed uncollectible. This generally occurs after the loan becomes 150 days delinquent for real estate-secured first trust deed loans and 120 days delinquent for commercial business or real estate-secured second trust deed loans. For loans that were previously modified from their original terms, subsequently re-underwritten, and identified as modified loans, the charge-off occurs when the loan becomes 90 days delinquent. In cases where borrowers file bankruptcy, the charge-off occurs when the loan becomes 60 days delinquent. The amount of the charge-off is determined by comparing the loan balance to the estimated fair value of the underlying collateral, less estimated disposition costs, with the loan balance in excess of the estimated fair value charged off against the ACL. For modified loans that are less than 90 days delinquent, the ACL is determined based on either (a) individually evaluated allowances for loans with applicable discounted cash flow calculations that remain within their modification period, are classified below pass, and contain an embedded loss component, or (b) collectively evaluated allowances based on the aggregated pooling method. For non-performing loans less than 60 days delinquent where the borrower has filed bankruptcy, the collectively evaluated allowances are assigned based on the aggregated pooling method. For non-performing commercial real estate loans, an individually evaluated allowance is determined based on either the loan's discounted cash flow (for modified loans) or the collateral's fair value less estimated disposition costs. If the fair value of the collateral exceeds the loan balance, no allowance is required. A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current, the borrower(s) has demonstrated sustained payment performance (generally six consecutive payments) and future monthly principal and interest payments are expected to be collected on a timely basis.

The following table discloses additional details for the periods indicated on the Corporation’s ACL on loans held for investment:

	For the Quarter Ended
	September 30,
(Dollars in Thousands)	2026	2025

ACL, beginning of period	$5,850	$6,424

Provision for (recovery of) credit losses	741	(644)

Total recoveries	—	—

Total charge-offs	—	—

Net recoveries (charge-offs)	—	—
ACL, end of period	$6,591	$5,780

ACL on loans as a percentage of gross loans held for investment	0.64%	0.56%
Net (recoveries) charge-offs as a percentage of average loans receivable, net (annualized)	—%	—%
ACL on loans as a percentage of gross non-performing loans at the end of the period	1,302.57%	305.50%

The following tables denote the past due status of the Corporation's loans held for investment, including interest applied to principal, at the dates indicated.

	September 30, 2026
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment

Mortgage loans:
Single-family	$582,390	$—	$52	$582,442
Multi-family	381,101	—	454	381,555
Commercial real estate	69,075	—	—	69,075
Consumer loans	63	2	—	65
Total loans held for investment	$1,032,629	$2	$506	$1,033,137

(1)	All loans 90 days or greater past due are placed on non-accrual status.

	June 30, 2026
		30-89 Days Past		Total Loans Held for
(In Thousands)	Current	Due	Non-Accrual(1)	Investment

Mortgage loans:
Single-family	$565,878	$—	$52	$565,930
Multi-family	395,427	—	455	395,882
Commercial real estate	66,731	—	—	66,731
Consumer loans	57	1	—	58
Total loans held for investment	$1,028,093	$1	$507	$1,028,601

(1)	All loans 90 days or greater past due are placed on non-accrual status.

The following tables summarize the Corporation’s ACL and recorded investment in gross loans, by portfolio type, at the dates and for the periods indicated.

	Quarter Ended September 30, 2026
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,304	$503	$43	$—	$—	$—	$—	$5,850
Provision for (recovery of) credit losses	747	(2)	(4)	—	—	—	—	741
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$6,051	$501	$39	$—	$—	$—	$—	$6,591

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,051	501	39	—	—	—	—	6,591
ACL, end of period	$6,051	$501	$39	$—	$—	$—	$—	$6,591

Loans held for investment:
Individually evaluated for impairment	$—	$454	$—	$—	$—	$—	$—	$454
Collectively evaluated for impairment	582,442	381,101	69,075	—	—	—	65	1,032,683
Total loans held for investment, gross	$582,442	$381,555	$69,075	$—	$—	$—	$65	$1,033,137
ACL on loans as a percentage of gross loans held for investment	1.04%	0.13%	0.06%	—%	—%	—%	—%	0.64%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

	Quarter Ended September 30, 2025
	Single-	Multi-	Commercial			Commercial
(Dollars In Thousands)	family	family	Real Estate	Construction	Other	Business	Consumer	Total
ACL:
ACL, beginning of period	$5,734	$615	$55	$12	$2	$6	$—	$6,424
Recovery of credit losses	(608)	(31)	(2)	—	(1)	(2)	—	(644)
Recoveries	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
ACL, end of period	$5,126	$584	$53	$12	$1	$4	$—	$5,780

ACL:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,126	584	53	12	1	4	—	5,780
ACL, end of period	$5,126	$584	$53	$12	$1	$4	$—	$5,780

Loans held for investment:
Individually evaluated for impairment	$189	$1,320	$—	$—	$—	$—	$—	$1,509
Collectively evaluated for impairment	549,346	413,855	71,010	632	88	1,324	61	1,036,316
Total loans held for investment, gross	$549,535	$415,175	$71,010	$632	$88	$1,324	$61	$1,037,825
ACL on loans as a percentage of gross loans held for investment	0.93%	0.14%	0.07%	1.90%	1.14%	0.30%	—%	0.56%
Net (recoveries) charge-offs to average loans receivable, net during the period	—%	—%	—%	—%	—%	—%	—%	—%

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

	At September 30, 2026
	Unpaid				Net
	Principal	Related	Recorded		Recorded
(In Thousands)	Balance	Charge-offs	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$52	$—	$52	$(2)	$50
Without a related allowance(2)	25	(25)	—	—	—
Total single-family loans	77	(25)	52	(2)	50

Multi-family:
Without a related allowance(2)	454	—	454	—	454
Total multi-family loans	454	—	454	—	454

Total non-performing loans	$531	$(25)	$506	$(2)	$504

(1)	ACL, specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their estimated fair value or the estimated fair value of the collateral exceeded the loan balance.

	At June 30, 2026
	Unpaid	Related			Net
	Principal	Charge-offs	Recorded		Recorded
(In Thousands)	Balance	Related	Investment	ACL(1)	Investment

Mortgage loans:
Single-family:
With a related allowance	$52	$—	$52	$(2)	$50
Without a related allowance(2)	25	(25)	—	—	—
Total single-family loans	77	(25)	52	(2)	50

Multi-family:
Without a related allowance(2)	455	—	455	—	455
Total multi-family loans	455	—	455	—	455

Total non-performing loans	$532	$(25)	$507	$(2)	$505

(1)	ACL specifically assigned to the individual loan.
(2)	There was no related ACL because the loans were charged-off to their estimated fair value or the estimated fair value of the collateral exceeded the loan balance.

At September 30, 2026, there were no commitments to lend additional funds to those borrowers whose loans were classified as non-performing.

For the quarters ended September 30, 2026 and 2025, the Corporation’s average recorded investment in non-performing loans was $506,000 and $1.4 million, respectively. The Corporation records payments received on non-performing loans using either the cash basis or cost recovery method of accounting during periods when the loans are on non-performing status. For the quarters ended September 30, 2026 and 2025, the Bank received $2,000 and $24,000, respectively, in interest payments from non-performing loans. All such payments were recognized as interest income under the cash basis method and none were applied to reduce loan balances under the cost recovery method.

The following tables present the average recorded investment in non-performing loans and the related interest income recognized for the quarters ended September 30, 2026 and 2025:

	Quarter Ended September 30,
	2026		2025
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Thousands)	Investment	Recognized	Investment	Recognized
Without related ACL:
Mortgage loans:
Single-family	$—	$—	$195	$9
Multi-family	454	2	750	8
	454	2	945	17

With related ACL:
Mortgage loans:
Single-family	52	—	504	7
	52	—	504	7

Total	$506	$2	$1,449	$24

During the quarters ended September 30, 2026 and 2025, no properties were acquired in the settlement of loans and no previously foreclosed properties were sold. As of both September 30, 2026 and June 30, 2026, the Corporation held no real estate owned property.

The Bank adjusts the reserve for unfunded loan commitments through the provision for (recovery of) credit losses.

The following table provides information regarding the unfunded loan commitment reserve for the quarters ended September 30, 2026 and 2025.

	For the Quarter Ended
	September 30,
(In Thousands)	2026	2025
Balance, beginning of the period	$53	$32
Provision for credit losses	36	18
Balance, end of the period	$89	$50

The method for calculating the unfunded loan commitment reserve is based on a historical funding rate applied to the undisbursed loan commitment amount to estimate the expected funded amount over the life of the loan commitment. The Corporation applies the same assumptions and methodologies used for funded loans held for investment, grouped by loan category, to determine the reserve rate applied to unfunded loan commitments and the related reserve. These assumptions are evaluated by management periodically as part of the CECL procedures. The unfunded loan commitment reserve is recorded in accounts payable, accrued interest and other liabilities in the Condensed Consolidated Statements of Financial Condition.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and option contracts. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of September 30, 2026 and June 30, 2026, the Corporation had commitments to extend credit on loans to be held for investment of $20.1 million and $11.8 million, respectively.

The following table provides information regarding unfunded loan commitments, which are comprised of undisbursed funds to borrowers on existing lines of credit with the Corporation and commitments to originate loans to be held for investment at the dates indicated below.

Commitments	September 30, 2026	June 30, 2026
(In Thousands)
Undisbursed lines of credit – Commercial business loans	$325	$325
Undisbursed lines of credit – Consumer loans	293	298
Commitments to extend credit on loans to be held for investment	20,058	11,801
Total	$20,676	$12,424

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, to be announced MBS trades, put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. As of September 30, 2026 and June 30, 2026, there were no outstanding derivative financial instruments.

Loans previously sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program have a recourse liability. The FHLB – San Francisco absorbs the first four basis points of loss by establishing a first loss account and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank’s maximum recourse amount are the responsibility of the FHLB – San Francisco. The FHLB – San Francisco pays the Bank a credit enhancement fee monthly to compensate the Bank for accepting the recourse obligation. As of September 30, 2026 and June 30, 2026, the Bank serviced $2.2 million and $2.3 million of loans under this program, respectively, and recorded no recourse liability at both dates.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other investors if it is determined that such loans do not meet the investor’s credit requirements, if any party involved in the loan misrepresented pertinent facts, committed fraud, or if the loans became 90-days past due within 120 days of the loan funding date. During the quarters ended September 30, 2026 and 2025, the Bank did not repurchase any loans or settle any repurchase requests. The Bank established a recourse liability of $17,000 as of both September 30, 2026 and June 30, 2026 for loans sold to other investors.

The following table shows the summary of the recourse liability for the quarters ended September 30, 2026 and 2025:

	For the Quarter Ended
	September 30,
Recourse Liability	2026	2025
(In Thousands)
Balance, beginning of the period	$17	$23
Recovery for recourse liability	—	—
Net settlements in lieu of loan repurchases	—	—
Balance, end of the period	$17	$23

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

The following table presents, as of the dates indicated, the difference between the fair value and the unpaid principal balance of loans held for investment and the book value of other equity investments for which the Corporation has elected the fair value option:

			Net
		Unpaid Principal	Unrealized
(In Thousands)	Fair Value	or Book Value	(Loss) Gain
As of September 30, 2026:
Loans held for investment, at fair value	$902	$1,104	$(202)
Other equity investments, at fair value	$1,090	$881	$209

As of June 30, 2026:
Loans held for investment, at fair value	$978	$1,115	$(137)
Other equity investments, at fair value	$1,041	$881	$160

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

Unobservable inputs for the asset or liability that uses significant assumptions, including assumptions of risks. These unobservable assumptions reflect the Corporation’s estimate of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of pricing models, discounted cash flow models and similar techniques.

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

Loans with individually evaluated allowances that are recorded at fair value on a nonrecurring basis are loans which are inadequately protected by the current sound worth and paying capacity of the borrowers and/or of the collateral pledged. These loans are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. The fair value of a loan with an individually evaluated allowance is determined based on the discounted cash flow or current appraised value of the underlying collateral, less disposition costs. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the collateral. For commercial real estate loans with an individually evaluated allowance, the fair value is derived from the appraised value of its collateral. Loans with an individually evaluated allowance are reviewed and evaluated on at least a quarterly basis for additional allowance and adjusted accordingly, based on the same factors identified above (Level 3). This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the ACL. These adjustments to the estimated fair value of loans with an individually evaluated allowance may result in increases or decreases to the provision for (recovery of) credit losses recorded in current earnings.

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

The following fair value hierarchy tables present information at the dates indicated about the Corporation’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2026 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$805	$—	$805
U.S. government sponsored enterprise MBS	—	302	—	302
Private issue CMO	—	56	—	56
Investment securities - available for sale	—	1,163	—	1,163

Loans held for investment, at fair value	—	—	902	902
Other equity investments, at fair value	—	1,090	—	1,090
Interest-only strips	—	—	4	4
Total assets	$—	$2,253	$906	$3,159

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at June 30, 2026 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale:
U.S. government agency MBS	$—	$859	$—	$859
U.S. government sponsored enterprise MBS	—	350	—	350
Private issue CMO	—	63	—	63
Investment securities - available for sale	—	1,272	—	1,272

Loans held for investment, at fair value	—	—	978	978
Other equity investments, at fair value	—	1,041	—	1,041
Interest-only strips	—	—	5	5
Total assets	$—	$2,313	$983	$3,296

Liabilities:	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables summarize reconciliations of the beginning and ending balances during the periods shown of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	For the Quarter Ended September 30, 2026
	Fair Value Measurement
	Using Significant Other Unobservable Inputs
	(Level 3)
	Loans Held For	Interest-
	Investment, at	Only
(In Thousands)	fair value(1)	Strips	Total
Beginning balance at June 30, 2026	$978	$5	$983
Total gains or losses (realized/unrealized):
Included in earnings	(10)	—	(10)
Included in other comprehensive income	—	(1)	(1)
Purchases	—	—	—
Issuances	—	—	—
Settlements	(66)	—	(66)
Transfers in and/or out of Level 3	—	—	—
Ending balance at September 30, 2026	$902	$4	$906

(1)	The valuation of loans held for investment at fair value includes management estimates of the specific credit risk attributes of each loan, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan.

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

The following fair value hierarchy tables present information about the Corporation’s assets measured at fair value at the dates indicated on a nonrecurring basis:

	Fair Value Measurement at September 30, 2026 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	$—	$—	$117	$117
Total	$—	$—	$117	$117

	Fair Value Measurement at June 30, 2026 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Mortgage servicing assets	$—	$—	$115	$115
Total	$—	$—	$115	$115

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, which are measured at fair value and categorized within Level 3 as of September 30, 2026:

					Impact to
	Fair Value				Valuation
	As of				from an
	September 30,	Valuation		Range(1)	Increase in
(Dollars In Thousands)	2026	Techniques	Unobservable Inputs	(Weighted Average)	Inputs(2)
Assets:
Loans held for investment, at fair value	$902	Relative value analysis	Broker quotes	81.1% - 83.9% (82.6%)	Increase
			Credit risk factor	0.9% - 1.1% (1.0%)	Decrease

MSAs	$117	Discounted cash flow	Prepayment rate (CPR)	5.7% - 60.0% (10.5%)	Decrease
			Discount rate	9.0% - 10.5% (9.0%)	Decrease

Interest-only strips	$4	Discounted cash flow	Prepayment rate (CPR)	9.5% - 18.8% (14.7%)	Decrease
			Discount rate	9.0%	Decrease

Liabilities:

None

(1)	The range is based on the historical estimated fair values and management estimates.
(2)	Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 asset instruments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Corporation’s assets and liabilities include the following: prepayment rates, discount rates and broker quotes, among others. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurements. The various unobservable inputs used to determine valuations may have similar or diverging impacts on valuation. For the three months ended September 30, 2026, there were no significant changes to the Corporation's valuation techniques and inputs that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

The carrying amount and fair value of the Corporation’s other financial instruments as of September 30, 2026 and June 30, 2026 was as follows:

	September 30, 2026
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,035,793	$980,847	$—	$—	$980,847
Investment securities - held to maturity	$84,086	$74,159	$—	$74,159	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$897,728	$897,424	$—	$897,424	$—
Borrowings	$172,039	$171,323	$—	$171,323	$—

	June 30, 2026
	Carrying	Fair
(In Thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Loans held for investment, not recorded at fair value	$1,031,704	$992,265	$—	$—	$992,265
Investment securities - held to maturity	$89,251	$81,010	$—	$81,010	$—
FHLB – San Francisco stock	$9,568	$9,568	$—	$9,568	$—

Financial liabilities:
Deposits	$910,383	$910,064	$—	$910,064	$—
Borrowings	$157,046	$156,870	$—	$156,870	$—

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

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For the three months ended September 30, 2026, there were no significant changes to the Corporation’s valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Disaggregation of Revenue:

The following table includes the Corporation's non-interest income disaggregated by type of services for the quarters ended September 30, 2026 and 2025:

	Quarter Ended
	September 30,
Type of Services	2026	2025
(In Thousands)
Loan servicing and other fees(1)	$74	$146
Deposit account fees	234	265
Card and processing fees	290	302
Other(2)	206	100
Total non-interest income	$804	$813

(1)	Not within the scope of ASC 606.
(2)	Includes net BOLI income of $47 thousand and $45 thousand, net loss on sale of loans of $11 thousand and $34 thousand, net unrealized gain (loss) on other equity investments of $49 thousand and $(28) thousand, for the quarters ended September 30, 2026 and 2025, respectively, which are not within the scope of ASC 606.

For the quarters ended September 30, 2026 and 2025, substantially all the Corporation's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized within the scope of ASC 606:

Deposit account fees: The Bank earns fees on its deposit accounts for various products offered to or services performed for the Bank's customers. These fees include account fees, non-sufficient fund fees, ATM fees and others. Fees are recognized concurrently with the related event and are recorded on a daily, monthly, quarterly or annual basis, depending on the type of service.

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

Note 9: Leases

The Corporation accounts for its leases in accordance with ASC 842, which requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased assets. The Corporation's leases primarily represent future obligations to make payments for the use of buildings, space or equipment for its operations. Liabilities to make future lease payments are recorded in accounts payable, accrued interest and other liabilities for operating leases, and borrowings for finance leases, while right-of-use assets are recorded in premises and equipment in the Corporation's Condensed Consolidated Statements of Financial Condition. At September 30, 2026, the Corporation's leases consisted of operating and finance leases. The Corporation did not have any operating or finance leases with an initial term of 12 months or less (“short-term leases”).

These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Corporation believes it has an economic incentive to extend or renew the lease. Because lease extensions are not reasonably certain to be exercised, the Corporation generally does not recognize payments occurring during option periods in the calculation of its right-of-use assets and lease liabilities. The Corporation utilizes the FHLB – San Francisco borrowing rates as a discount rate for each of the remaining contractual terms at the adoption date as well as for future leases if the discount rate is not stated in the lease. For leases that contain variable lease payments, the Corporation assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the lease term in amounts that represent the difference between straight-line lease expense and interest accretion on the related liability. For finance leases, right-of-use assets are amortized on a straight-line basis over the useful life of the underlying asset, while interest accretion on the lease liability is recognized as interest expense in the Corporation’s Condensed Statements of Operations.

For the quarters ended September 30, 2026 and 2025, expenses associated with the Corporation’s leases totaled $178,000, and $174,000, respectively. Lease expenses for operating leases are recorded in premises and occupancy expense; while expenses for finance leases are recorded in equipment expense and interest expense on borrowings, as applicable, in the Condensed Consolidated Statements of Operations.

The following tables present supplemental information related to leases at the dates and for the periods indicated:

(In Thousands)	At September 30, 2026	At June 30, 2026
Condensed Consolidated Statements of Condition:

Operating Leases:
Premises and equipment - Operating lease right-of-use assets	$1,938	$2,087
Accounts payable, accrued interest and other liabilities – Operating lease liabilities	$1,949	$2,103

Finance Leases:
Premises and equipment at cost	$84	$84
Accumulated amortization	(32)	(27)
Premises and equipment - Finance lease right-of-use assets	$52	$57

Borrowings - Finance lease liabilities	$39	$46

	Quarter Ended
	September 30,
(In Thousands)	2026	2025
Condensed Consolidated Statements of Operations:

Operating lease expense:
Premises and occupancy expenses from operating leases(1)	$171	$167
Total operating lease expense	171	167

Finance lease expense:
Equipment expenses from finance leases(1)	6	6
Interest on finance lease liabilities	1	1
Total finance lease expense	7	7

Total lease expense	$178	$174

(1)	Includes immaterial variable lease costs.

	Quarter Ended	Quarter Ended
(In Thousands)	September 30, 2026	September 30, 2025
Condensed Consolidated Statements of Cash Flows:
Operating cash used for operating leases, net	$175	$173
Operating cash used for finance leases, net	$2	$2
Financing cash used for finance leases, net	$7	$7

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$—	$—

The following table provides information related to remaining minimum contractual lease payments and other information associated with the Corporation’s leases as of September 30, 2026:

	Operating Leases	Finance Leases
	Amount(1)	Amount(1)
Fiscal Year Ending June 30,	(In Thousands)	(In Thousands)
Remainder of fiscal 2027	$528	$22
Fiscal 2028	672	18
Fiscal 2029	377	—
Fiscal 2030	247	—
Fiscal 2031	236	—
Thereafter	39	—
Total contract lease payments	$2,099	$40

Total liability to make lease payments	$1,949	$39
Difference in undiscounted and discounted future lease payments	$150	$1
Weighted average discount rate	4.08%	4.50%
Weighted average remaining lease term (years)	3.6	1.3

(1)	Contractual base rents do not include property taxes and other operating expenses due under respective lease agreements.

Note 10: Stock Repurchases

On January 22, 2026, the Corporation’s Board of Directors announced a new stock repurchase plan authorizing the repurchase of up to 318,875 shares of the Corporation’s outstanding common stock over a one-year period.

During the first quarter of fiscal 2027, the Corporation purchased 86,431 shares of its common stock under the authorized stock repurchase plans with a weighted average cost of $18.30 per share. As of September 30, 2026, 88,174 shares or 28 percent of authorized common stock under the January 2026 plan were available for purchase.

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

The following table presents the financial performance measures that the CODM reviews as of or for the periods indicated:

	At or For the Quarter Ended September 30,
(Dollars In Thousands, Except Per Share Information)	2026	2025

Interest income	$14,727	$14,146
Interest expense	4,957	5,216
Net interest income	9,770	8,930
Provision for (recovery of) credit losses	777	(626)
Net interest income, after provision for (recovery of) credit losses	8,993	9,556
Non-interest income	804	813
Non-interest expense	7,619	7,634
Income before taxes	2,178	2,735
Provision for income taxes	605	1,054
Net income	$1,573	$1,681

Diluted earnings per share	$0.25	$0.25
Return on average assets	0.52%	0.55%
Return on average equity	4.93%	5.17%
Net interest margin	3.32%	3.00%
Efficiency ratio	72.05%	78.35%
Loans held for investment growth	0.39%	(0.38)%
Deposit growth	(1.39)%	(1.57)%
Loans held for investment as a percentage of total deposits	115.48%	119.08%
Core deposits as a percentage of total deposits	60.81%	64.68%
Tier 1 leverage capital ratio	9.25%	9.55%
Non-performing assets as a percentage of total assets	0.04%	0.15%

Note 12: Subsequent Events

On October 22, 2026, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.14 per share. Shareholders of the Corporation’s common stock at the close of business on November 12, 2026 are entitled to receive the cash dividend. The cash dividend will be payable on December 3, 2026.

In addition, the Corporation announced that its Board of Directors authorized a new stock repurchase program for up to 305,477 shares, or approximately 5%, of the Corporation’s outstanding common stock. The new program will commence, for a 12-month period, upon the earlier of the completion of the stock repurchase program authorized in January 2026 or that program’s expiration on January 22, 2027. As of October 22, 2026, approximately 21,674 shares remained available for repurchase under the January 2026 program. Under the new program, the Corporation may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on market conditions, the Corporation’s capital requirements, the cash available for repurchases, and other considerations.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank") upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed in June 1996. Provident Financial Holdings, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). At September 30, 2026, Provident Financial Holdings, Inc., on a consolidated basis, had total assets of $1.21 billion, total deposits of

$897.7 million and total stockholders’ equity of $125.4 million. Provident Financial Holdings, Inc. has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. As used in this report, the terms “we,” “our,” “us,” and “Corporation” refer to Provident Financial Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Corporation began paying quarterly cash dividends during the quarter ended September 30, 2002. On July 23, 2026, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.14 per share for shareholders of record as of the close of business on August 13, 2026. This dividend was paid on September 3, 2026. Future dividend declarations and payments will be subject to the Board of Directors’ discretion, considering factors such as the Corporation’s financial condition, operational results, tax implications, capital requirements, industry standards, legal restrictions, economic conditions, and other relevant factors, including regulatory limitations that affect the Bank’s ability to pay dividends to the Corporation. Under Delaware law, dividends may be paid from surplus or, in the absence of surplus, from net profits of the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters discussed in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Corporation’s financial condition, liquidity, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements because they are subject to various risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.

There are a number of important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements and from historical performance. These factors include, but are not limited to:

●	adverse economic conditions in our local market areas or other markets where we have lending relationships;
●	changes in employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth;
●	changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Federal Reserve, which could adversely affect our revenues and expenses, the value of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of inflation and related monetary and fiscal policy responses, and their effect on consumer and business behavior;
●	the effects of a Federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
●	credit risks of lending activities, including loan delinquencies, loan charge-offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position and loan and deposit products;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	fluctuations in deposits;
●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
●	the Corporation’s ability to successfully implement key growth initiatives and strategic priorities;
●	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment;
●	results of examinations by regulatory authorities, including the possibility that a regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
●	the ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;
●	legislative or regulatory changes, including but not limited to changes in capital requirements, banking regulation, tax laws, or consumer protection laws;
●	use of estimates in determining the fair value of assets, which may prove inaccurate;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or cyberattacks;
●	geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which could disrupt financial markets, global supply chains, commodity prices, or economic activity;
●	staffing fluctuations in response to changes in product demand or corporate implementation strategies;
●	our ability to pay dividends on our common stock;
●	environmental, social and governance matters;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events;
●	availability and cost of appropriate insurance products in our market areas, which could affect borrowers’ ability to maintain coverage and the value of collateral securing our loans; and
●	other factors described in our latest Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), which are available on our website at www.myprovident.com and on the SEC’s website at www.sec.gov.

Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements. These factors could cause our actual results for fiscal year 2027 and beyond to differ materially from those expressed or implied in any forward-looking statements by, or on behalf of, us and could negatively affect the Corporation’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

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

The Corporation’s critical accounting estimates are described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 - Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“2026 Annual Form 10-K”). There have not been any material changes in the Corporation’s critical accounting policies and estimates as compared to the disclosures contained in the Corporation’s 2026 Annual Form 10-K.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family and commercial real estate loans. Also, to a lesser extent, the Bank may originate construction, commercial business, consumer and other mortgage loans. The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds. Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, wire service fees and overdraft protection fees, among others.

The Corporation plans to enhance its community banking business by moderately increasing its total assets, focusing on expanding single-family, multi-family and commercial real estate loans. Additionally, the Corporation aims to reduce the percentage of retail time deposits in its deposit base while increasing the proportion of lower-cost checking and savings accounts. To diversify its deposit funding base, the Corporation will consider utilizing brokered certificates of deposit and government deposits, subject to market conditions and funding needs.  This strategy is designed to improve core revenue by achieving a higher net interest margin and, combined with the Corporation’s growth, ultimately increase net interest income. While the Corporation’s long-term strategy targets moderate growth, management acknowledges that this growth may be influenced by general economic conditions and other factors.

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

The California economic environment presents heightened risk to the Corporation, particularly with respect to real estate values and loan delinquencies. Because the majority of the Corporation’s loans are secured by real estate located in California, significant declines in California property values could limit the Corporation’s ability to recover on defaulted loans through the sale of the underlying collateral. Within commercial real estate, the office sector continues to face elevated risk, driven by higher vacancy rates, slower leasing activity, and downward pressure on rental rates in certain California markets. These trends may negatively affect collateral values and the repayment capacity of borrowers. In response, the Bank has evaluated its existing loans collateralized by office properties for outsized concentrations and has implemented tighter underwriting standards for such collateral. At September 30, 2026, our commercial real estate portfolio totaled $69.1 million, of which $33.5 million, or 48.5%, was secured by various types of office properties, representing 3.2% of the total loan portfolio. While current credit performance within the office segment remains satisfactory, management continues to monitor the portfolio closely in light of evolving market conditions.

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

Comparison of Financial Condition at September 30, 2026 and June 30, 2026

Total assets remained virtually unchanged at $1.21 billion at September 30, 2026 from June 30, 2026. The increases in cash and cash equivalents and loans held for investment were mostly offset by the decrease in investment securities.

Total cash and cash equivalents, primarily excess cash deposited with the FRB of San Francisco, increased $4.0 million, or eight percent, to $53.2 million at September 30, 2026 from $49.2 million at June 30, 2026. The increase was primarily attributable to changes in earning assets and funding sources, and reflects management’s proactive strategy to manage liquidity in response to prevailing economic conditions.

Investment securities, comprised of held to maturity and available for sale, decreased $5.3 million, or six percent, to $85.2 million at September 30, 2026, from $90.5 million at June 30, 2026. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities during the first three months of fiscal 2027, with no purchases or sales of investment securities during the period. For further analysis on investment securities, see Note 4 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Loans held for investment increased $4.0 million to $1.04 billion at September 30, 2026 from $1.03 billion at June 30, 2026, due to increases in single-family and commercial real estate loans, partly offset by a decrease in multi-family loans. During the first three months of fiscal 2027, the Corporation originated $45.4 million of loans held for investment, consisting primarily of single-family and multi-family loans located throughout California, compared to $29.6 million originated during the first three months of fiscal 2026. The Corporation did not purchase any loans during the first three months of fiscal 2027 or 2026. Total loan principal payments during the first three months of fiscal 2027 were $40.8 million, up 18 percent from $34.5 million during the comparable period in fiscal 2026, reflecting elevated payoff and amortization activity. Single-family loans held for investment at September 30, 2026 and June 30, 2026 totaled $582.4 million and $565.9 million, representing approximately 56 percent and 55 percent of loans held for investment, respectively. Multi-family loans held for investment at September 30, 2026 and June 30, 2026 totaled $381.6 million and

$395.9 million, respectively, representing approximately 37 percent and 38 percent of loans held for investment, respectively. Commercial real estate loans held for investment at September 30, 2026 and June 30, 2026 totaled $69.1 million and $66.7 million, respectively, representing approximately seven percent and six percent of loans held for investment, respectively.

Loans pledged to the FRB San Francisco decreased $2.3 million, or one percent, to $298.1 million at September 30, 2026 from $300.4 million at June 30, 2026, while loans pledged to the FHLB-San Francisco increased $10.7 million, or two percent, to $652.0 million at September 30, 2026 from $641.3 million at June 30, 2026. Total loans pledged across both facilities represented approximately 92 percent of loans held for investment at both September 30, 2026 and June 30, 2026.

The tables below describe the geographic dispersion of gross real estate secured loans held for investment at September 30, 2026 and June 30, 2026, as a percentage of the total dollar amount of loans outstanding (dollars in thousands):

As of September 30, 2026:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$145,220	25%	$178,906	31%	$258,136	44%	$180	—%	$582,442	100%
Multi-family	45,218	12%	210,258	55%	126,079	33%	—	—%	381,555	100%
Commercial real estate	11,766	17%	40,240	58%	17,069	25%	—	—%	69,075	100%
Total	$202,204	20%	$429,404	41%	$401,284	39%	$180	—%	$1,033,072	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

As of June 30, 2026:

	Inland		Southern		Other		Other
	Empire(1)		California(2)		California		States		Total
Loan Category	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Single-family	$143,066	25%	$175,434	31%	$247,246	44%	$184	—%	$565,930	100%
Multi-family	47,591	12%	222,311	56%	125,980	32%	—	—%	395,882	100%
Commercial real estate	11,859	18%	36,837	55%	18,035	27%	—	—%	66,731	100%
Total	$202,516	20%	$434,582	42%	$391,261	38%	$184	—%	$1,028,543	100%

(1)	Comprised of Riverside and San Bernardino counties.
(2)	Other than the Inland Empire.

For further analysis on loans held for investment, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Total deposits decreased $12.7 million, or one percent, to $897.7 million at September 30, 2026 from $910.4 million at June 30, 2026, reflecting continued competitive pressures for deposits in the Bank’s market area as customers sought higher-yielding alternatives.

Core deposit balances, consisting of noninterest-bearing and interest-bearing transaction accounts, decreased by $11.2 million, or two percent, to $545.9 million at September 30, 2026, from $557.1 million at June 30, 2026. Time deposits (including brokered certificates of deposit) decreased $1.4 million to $351.8 million from $353.2 million over the same period, attributable primarily to a decrease in brokered certificates of deposit as the Bank actively managed deposit pricing and funding costs. At September 30, 2026, total brokered certificates of deposit were $158.0 million, down $3.4 million, or two percent, from $161.4 million at June 30, 2026. Excluding brokered certificates of deposit, retail time deposits represented 22 percent of total deposits at September 30, 2026, compared to 21 percent at June 30, 2026.

Total uninsured deposits were approximately $188.6 million (of which, $60.3 million were collateralized) and $178.6 million (of which, $61.2 million were collateralized) at September 30, 2026 and June 30, 2026, respectively. Uninsured deposits are based on estimated amounts of uninsured deposits as of the reported period. Such estimates are based on the same methodologies and assumptions used for regulatory reporting requirements.

Total borrowings increased $15.0 million, or 10 percent, to $172.0 million at September 30, 2026 from $157.0 million at June 30, 2026. The increase in borrowings was primarily due to the use of additional FHLB - San Francisco advances to offset deposit outflows and fund growth in loans held for investment. At September 30, 2026 and June 30, 2026, borrowings were primarily comprised of short-term and long-term FHLB - San Francisco advances used for liquidity and interest rate risk management purposes.

Total stockholders’ equity declined $783,000, or one percent, to $125.4 million at September 30, 2026 from $126.2 million at June 30, 2026. The decrease was primarily due to $1.7 million of stock repurchases and $880,000 of cash dividends paid to shareholders, partly offset by net income of $1.6 million and $228,000 related to stock-based compensation and stock option exercises. The Corporation repurchased 86,431 shares of its common stock in the open market at a weighted average price of $18.30 per share during the first three months of fiscal 2027 pursuant to its publicly announced stock repurchase program. In addition, the Corporation purchased 5,852 shares of distributed restricted stock in settlement of employees’ withholding tax obligations at $18.02 per share. For further analysis on stock repurchases, see Note 10 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

Comparison of Operating Results for the Quarters ended September 30, 2026 and 2025

Net income for the first quarter of fiscal 2027 was $1.6 million, down $108,000 or six percent from $1.7 million in the same period of fiscal 2026. The decrease was attributable to a $777,000 provision for credit losses in contrast to a $626,000 recovery of credit losses in the same period last year, partly offset by an $840,000 increase in net interest income.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 72.05 percent for the first quarter of fiscal 2027, compared to 78.35 percent in the same period last year. The improvement primarily reflected an increase in net interest income, which contributed to an 8.5 percent increase in net interest income and noninterest income combined, while noninterest expense decreased slightly.

Return on average assets was 0.52 percent in the first quarter of fiscal 2027, down three basis points from 0.55 percent in the same period last year. Return on average stockholders’ equity was 4.93 percent in the first quarter of fiscal 2027, down from 5.17 percent in the same period last year. Diluted earnings per share for the first quarter of fiscal 2027 were $0.25, unchanged from the same period last year, as the decrease in net income was offset by fewer shares outstanding due to share repurchases.

Net Interest Income:

For the Quarters Ended September 30, 2026 and 2025. Net interest income increased $840,000, or nine percent, to $9.8 million for the first quarter of fiscal 2027 from $8.9 million in the same quarter last year. The increase was due to a higher net interest margin, partly offset by a lower average balance of interest-earning assets. The net interest margin during the first quarter of fiscal 2027 increased 32 basis points to 3.32 percent from 3.00 percent in the same quarter last year. The increase was primarily driven by an increase in the average yield of interest-earning assets and a decrease in the average cost of interest-bearing liabilities. The increase in yield of the interest-earning assets was largely attributable to increases in the average yields of loans receivable and FHLB – San Francisco stock and other equity investments. The higher yield on FHLB – San Francisco stock reflected a $307,000 special cash dividend received in July 2026. The special dividend contributed approximately 10 basis points to the net interest margin for the quarter. The decline in the cost of interest-bearing liabilities was largely attributable to a reduction in the average cost of borrowings, partly offset by an increase in the average cost of deposits. The average balance of interest-earning assets decreased $14.6 million, or one percent, to $1.18 billion in the first quarter of fiscal 2027 from $1.19 billion in the same quarter last year as the average balance of loans receivable and investment securities declined, while the average balance of interest-earning deposits increased.

Interest Income:

For the Quarters Ended September 30, 2026 and 2025. Total interest income was $14.7 million for the first quarter of fiscal 2027, up $581,000 or four percent from $14.1 million in the same period last year. The increase was primarily due to increased interest income on loans receivable and FHLB – San Francisco stock and other equity investments.

Interest income on loans receivable increased $318,000, or two percent, to $13.4 million in the first quarter of fiscal 2027 from $13.1 million in the same quarter last year. The increase was due to a higher average yield, partly offset by a lower average balance. The average yield on loans receivable increased 17 basis points to 5.22 percent in the first quarter of fiscal 2027 from an average yield of 5.05 percent in the same quarter last year. The increase in the average loan yield was primarily due to the effect of adjustable rate loan repricing, partly offset by an increase in net deferred loan cost amortization. For the last 12-month period, approximately $270.6 million of adjustable-rate loans repriced to a weighted average rate of 7.12 percent, up 99 basis points from 6.13 percent prior to repricing. Net deferred loan cost amortization in the first quarter of fiscal 2027 increased 26 percent to $429,000 from $340,000 in the same quarter last year, reflecting elevated loan payoff activity. The average balance of loans receivable decreased $8.1 million, or one percent, to $1.03 billion in the first quarter of fiscal 2027 from $1.04 billion in the same quarter last year. Total loans originated for investment in the first quarter of fiscal 2027 were $45.4 million, up 53 percent from $29.6 million in the same quarter last year; while loan principal payments received in the first quarter of fiscal 2027 were $40.8 million, up 18 percent from $34.5 million in the same quarter last year.

Interest income on investment securities decreased $74,000, or 17 percent, to $356,000 in the first quarter of fiscal 2027 from $430,000 for the same quarter last year. This decrease was attributable to a lower average balance, partly offset by a higher average yield. The average balance of investment securities decreased $20.3 million, or 19 percent, to $88.4 million in the first quarter of fiscal 2027 from $108.7 million in the same quarter last year. The decrease in the average balance of investment securities was primarily the result of scheduled and accelerated principal payments on mortgage-backed and other securities. The average yield on investment securities increased three basis points to 1.61 percent in the first quarter of fiscal 2027 from 1.58 percent for the same quarter last year. The increase in the average yield was primarily attributable to lower premium amortization ($46,000 compared to $74,000 in the same quarter last year) and, to a lesser extent, the upward repricing of adjustable-rate mortgage-backed securities.

The Bank received $480,000 of cash dividends from FHLB – San Francisco stock and other equity investments in the first quarter of fiscal 2027, up $269,000 or 127 percent from the $211,000 in the same quarter last year. The increase was due primarily to the $307,000 special cash dividend received from FHLB – San Francisco stock in July 2026.

Interest income on interest-earning deposits, primarily cash deposited at the FRB of San Francisco, was $442,000 in the first quarter of fiscal 2027, up $68,000 or 18 percent from $374,000 in the same quarter last year. The increase was due to a higher average balance, partly offset by a lower average yield. The average balance of interest-earning deposits increased $13.5 million, or 40 percent, to $47.0 million in the first quarter of fiscal 2027 from $33.5 million in the same quarter last year due to management’s proactive strategy to manage liquidity. The average yield earned on interest-earning deposits in the first quarter of fiscal 2027 was 3.68 percent, down 69 basis points from 4.37 percent in the same quarter last year, due primarily to decreases in the interest rates paid on excess reserves as the Federal Reserve reduced the federal funds rate, prior to the increase in September 2026.

Interest Expense:

For the Quarters Ended September 30, 2026 and 2025. Total interest expense decreased $259,000 or five percent to $5.0 million in the first quarter of fiscal 2027 as compared to $5.2 million in the same quarter last year. The decrease was attributable to lower interest expense on borrowings, partly offset by higher interest expense on deposits.

Interest expense on deposits for the first quarter of fiscal 2027 was $3.4 million, a $364,000 or 12 percent increase compared to $3.0 million in the same quarter last year. The increase was attributable to a higher average balance and, to a lesser extent, a higher average cost of deposits. The average balance of deposits increased $20.9 million or two percent to $905.9 million in the first quarter of fiscal 2027 from $885.0 million in the same quarter last year, due to an increase in time deposits which was partly offset by decreases in transaction accounts. The average balance of time deposits (including brokered certificates of deposit) increased $42.7 million, or 14 percent, to $352.3 million in the first quarter of fiscal 2027 from $309.6 million in the same quarter last year, while the average balance of transaction accounts was $553.7 million in the first quarter of fiscal 2027, down $21.7 million, or four percent, from $575.4 million in the same quarter last year. The average cost of deposits was 1.47 percent for the first quarter of fiscal 2027, up 13 basis points from 1.34 percent in the same quarter last year, primarily due to a shift in the deposit mix toward higher-cost time deposits, partially offset by a decline in the average rate paid on time deposits to 3.39 percent from 3.54 percent in the same quarter last year. The decline in time deposit rates reflects the Bank’s active management of deposit pricing in response to the declining rate environment, as maturing higher-rate certificates of deposit were renewed or replaced at lower prevailing market rates. The average balance of time deposits accounted for 39 percent of total average deposits in the first quarter of fiscal 2027, compared to 35 percent in the same quarter last year.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the first quarter of fiscal 2027 decreased $623,000, or 28 percent, to $1.6 million from $2.2 million in the same quarter last year. The decrease was primarily the result of a lower average balance and, to a lesser extent, a lower average cost of borrowings. The average balance of borrowings decreased $33.8 million or 18 percent to $159.1 million in the first quarter of fiscal 2027 from $192.9 million in the same quarter last year. The average cost of borrowings decreased 58 basis points to 4.01 percent in the first quarter of fiscal 2027 from 4.59 percent in the same quarter last year, reflecting the declining interest rate environment and the maturation and replacement of higher-rate advances at lower prevailing market rates.

The following table sets forth certain information for the periods regarding average balances of assets and liabilities as well as the total dollar amounts of interest income on average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs thereof. Yields and costs for the periods indicated are derived by dividing income or expense, annualized, by the average daily balance of corresponding assets or liabilities, respectively, for the periods presented.

Average Balance Sheets

	Quarter Ended			Quarter Ended
	September 30, 2026			September 30, 2025
	Average		Yield/	Average		Yield/
(Dollars In Thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net(1)	$1,031,417	$13,449	5.22%	$1,039,533	$13,131	5.05%
Investment securities	88,395	356	1.61%	108,699	430	1.58%
FHLB – San Francisco stock and other equity investments	10,668	480	18.00%	10,286	211	8.21%
Interest-earning deposits	46,971	442	3.68%	33,512	374	4.37%

Total interest-earning assets	1,177,451	14,727	5.00%	1,192,030	14,146	4.75%

Noninterest-earning assets	30,129			30,366

Total assets	$1,207,580			$1,222,396

Interest-bearing liabilities:
Checking and money market accounts(2)	$333,943	$58	0.07%	$345,303	$51	0.06%
Savings accounts	219,738	279	0.50%	230,087	171	0.29%
Time deposits	352,250	3,013	3.39%	309,561	2,764	3.54%

Total deposits(3)	905,931	3,350	1.47%	884,951	2,986	1.34%

Borrowings	159,054	1,607	4.01%	192,853	2,230	4.59%

Total interest-bearing liabilities	1,064,985	4,957	1.85%	1,077,804	5,216	1.92%

Noninterest-bearing liabilities	14,883			14,579

Total liabilities	1,079,868			1,092,383

Stockholders’ equity	127,712			130,013
Total liabilities and stockholders’ equity	$1,207,580			$1,222,396

Net interest income		$9,770			$8,930

Interest rate spread(4)			3.15%			2.83%
Net interest margin(5)			3.32%			3.00%
Ratio of average interest- earning assets to average interest-bearing liabilities			110.56%			110.60%
Return on average assets			0.52%			0.55%
Return on average equity			4.93%			5.17%

(1)	Includes the average balance of non-performing loans of $506 thousand and $1.4 million and net deferred loan cost amortization of $429 thousand and $340 thousand for the quarters ended September 30, 2026 and 2025, respectively.
(2)	Includes the average balance of noninterest-bearing checking accounts of $82.7 million and $81.3 million during the quarters ended September 30, 2026 and 2025, respectively.
(3)	Includes the average balance of uninsured deposits of approximately $175.7 million and $144.5 million in the quarters ended September 30, 2026 and 2025, respectively.
(4)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth the effects of changing rates and volumes on interest income and expense for the quarters ended September 30, 2026 and 2025. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

Rate/Volume Variance

	Quarter Ended September 30, 2026 Compared
	To Quarter Ended September 30, 2025
	Increase (Decrease) Due to
(In Thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Loans receivable(1)	$423	$(102)	$(3)	$318
Investment securities	8	(80)	(2)	(74)
FHLB – San Francisco stock and other equity investments	252	8	9	269
Interest-earning deposits	(56)	147	(23)	68
Total net change in income on interest-earning assets	627	(27)	(19)	581

Interest-bearing liabilities:
Checking and money market accounts	9	(2)	—	7
Savings accounts	121	(8)	(5)	108
Time deposits	(116)	381	(16)	249
Borrowings	(281)	(391)	49	(623)
Total net change in expense on interest-bearing liabilities	(267)	(20)	28	(259)
Net increase (decrease) in net interest income	$894	$(7)	$(47)	$840

(1)	For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for (Recovery of) Credit Losses:

For the Quarters Ended September 30, 2026 and 2025. During the first quarter of fiscal 2027, the Corporation recorded a provision for credit losses of $777,000 in contrast to a $626,000 recovery of credit losses recorded during the same period last year. The provision was primarily due to the impact of a longer expected average life of the loan portfolio, attributable to increasing mortgage rates during the period, which decreased expected loan prepayments. The provision was partly offset by other favorable factors, including lower historical loss rates and improved forward-looking economic indicators. This compared to the recovery in the same quarter of fiscal 2026 that was primarily due to a decline in the expected life of the loan portfolio attributable to a decline in mortgage interest rates.

The following chart quantifies the factors contributing to the changes in the ACL on loans held for investment (“LHFI”) for the quarters ended September 30, 2026 and 2025.

The changes in the ACL on LHFI for the quarter ended September 30, 2026:

The changes in the ACL on LHFI for the quarter ended September 30, 2025:

At September 30, 2026, the ACL on loans held for investment was $6.6 million, all of which was comprised of collectively evaluated allowances. This represents a 13 percent increase from the ACL on loans held for investment of $5.9 million at June 30, 2026, which was also entirely comprised of collectively evaluated allowances. The ACL on loans as a percentage of gross loans held for investment was 0.64 percent at September 30, 2026, up from 0.57 percent at June 30, 2026.

Management believes the ACL on loans is sufficient to absorb expected losses in loans held for investment as of September 30, 2026, and continues to monitor economic conditions, borrower credit quality, and prepayment activity, which could impact the allowance in future periods. See “Asset Quality” below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding the ACL on LHFI.

Non-Interest Income:

For the Quarters Ended September 30, 2026 and 2025. Non-interest income decreased $9,000, or one percent, to $804,000 in the first quarter of fiscal 2027 from $813,000 in the same period last year, primarily due to decreases in loan servicing and other fees (mainly due to a lower fair value of unsaleable loans), deposit account fees and card and processing fees, partly offset by an increase in other non-interest income (mainly due to a higher gain on other equity investments).

Non-Interest Expense:

For the Quarters Ended September 30, 2026 and 2025. Non-interest expense decreased $15,000 to $7.6 million in the first quarter of fiscal 2027 from the same quarter last year, primarily due to a $111,000 or two percent decrease in salaries and employee benefits (mainly lower compensation expenses and retirement expenses), partially offset by $103,000 or 13 percent increase in other operating expenses.

Provision for Income Taxes:

For the Quarters Ended September 30, 2026 and 2025. The income tax provision was $605,000 for the first quarter of fiscal 2027, down 43 percent from $1.1 million in the same quarter last year, primarily due to lower pre-tax income and a lower effective tax rate. The effective tax rate in the first quarter of fiscal 2027 was 27.8 percent as compared to 38.5 percent in the same quarter last year. The higher effective tax rate in the first quarter last year was due primarily to the adjustment to the expected tax benefits related to the expiration of non-qualified stock options.

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

Asset Quality

Non-performing assets were comprised of three non-performing single-family loans and one multi-family loan at September 30, 2026, compared to three non-performing single-family loans and one multi-family loan at June 30, 2026. These non-performing loans, net of the ACL, were secured by collateral located in California and totaled $504,000 at September 30, 2026, down slightly from $505,000 at June 30, 2026. Non-performing loans as a percentage of LHFI at September 30, 2026 was 0.04 percent, unchanged from June 30, 2026. No interest accruals were made for non-performing loans. There were no accruing loans 90 days or more past due, and no real estate owned at either September 30, 2026 or June 30, 2026. For further analysis on non-performing loans, see the tables below and Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements of this Form 10-Q.

The following table sets forth information with respect to the Corporation’s non-performing assets, net of ACL, at the dates indicated:

	At September 30,	At June 30,
(Dollars In Thousands)	2026	2026
Loans on non-performing status
Mortgage loans:
Single-family	$50	$50
Multi-family	454	455
Total	504	505

Accruing loans past due 90 days or more	—	—

Total non-performing loans	504	505

Real estate owned, net	—	—
Total non-performing assets	$504	$505

Non-performing loans as a percentage of LHFI, net of ACL	0.05%	0.05%

Non-performing loans as a percentage of total assets	0.04%	0.04%

Non-performing assets as a percentage of total assets	0.04%	0.04%

The following table summarizes classified assets, which is comprised of classified loans, net of ACL and real estate owned, if any, at the dates indicated:

	At September 30, 2026		At June 30, 2026
(Dollars In Thousands)	Balance	Count	Balance	Count
Special mention loans:
Mortgage loans:
Single-family	$178	1	$183	1
Multi-family	607	1	609	1
Total special mention loans	785	2	792	2

Substandard loans:
Mortgage loans:
Single-family	50	3	50	3
Multi-family	2,124	2	455	1
Commercial real estate	1,167	1	1,168	1
Total substandard loans	3,341	6	1,673	5

Total classified loans	4,126	8	2,465	7

Real estate owned	—	—	—	—

Total classified assets	$4,126	8	$2,465	7

Total classified assets as a percentage of total assets	0.34%		0.20%

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

Loan Volume Activities

The following table provides details related to the volume of loan originations, sales and principal payments for the quarters indicated:

	For the Quarter Ended
	September 30,
(In Thousands)	2026	2025
Loans originated for sale:
Wholesale originations	$1,249	$2,060
Total loans originated for sale	1,249	2,060

Loans sold:
Servicing retained	(1,249)	(2,060)
Total loans sold	(1,249)	(2,060)

Loans originated for investment:
Mortgage loans:
Single-family	32,721	19,124
Multi-family	8,605	8,504
Commercial real estate	4,090	2,012
Total loans originated for investment	45,416	29,640

Loan principal payments	(40,821)	(34,532)
(Decrease) increase in other items, net⁽¹⁾	(582)	923

Net increase (decrease) in LHFI	$4,013	$(3,969)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, ACL, fair value of LHFI and advance payments of escrows.

Liquidity and Capital Resources

The Corporation’s primary sources of funds are deposits, principal and interest payments on loans and investment securities, proceeds from the maturity of loans and investment securities, FHLB – San Francisco advances, the discount window facility at the FRB of San Francisco, and federal funds facility with its correspondent bank. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Corporation is the origination and purchase of loans held for investment. During the first three months of fiscal 2027 and 2026, the Corporation originated loans held for investment of $45.4 million and $29.6 million, respectively, with no loan purchases during either period. At September 30, 2026, the Corporation had loan origination commitments totaling $20.1 million, undisbursed lines of credit totaling $618,000 and no undisbursed loan funds. The Corporation anticipates having sufficient funds available to meet its current loan funding commitments. During the first three months of fiscal 2027 and 2026, total loan repayments were $40.8 million and $34.5 million, respectively.

The Corporation’s primary financing activity is gathering deposits and, when needed, borrowings, principally FHLB – San Francisco advances. During the first three months of fiscal 2027, total deposits decreased $12.7 million, or one percent, to $897.7 million, primarily due to a decline in transaction accounts. Time deposits, including brokered certificates of deposit, declined slightly to $351.8 million at September 30, 2026 from $353.2 million at June 30, 2026. At September 30, 2026, time deposits with a principal amount of $250,000 or less and scheduled to mature in one year or less were $225.9 million and total time deposits with a principal amount of more than $250,000 and scheduled to mature in one year or less were $102.2 million. Historically, the Corporation has been able to retain most of its time deposits as they mature.

The Corporation maintains an adequate level of liquidity to ensure the availability of funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At September 30, 2026, total cash and cash equivalents were $53.2 million, or four percent of total assets, to meet short-term liquidity needs. Depending on market conditions and the pricing of deposit products, the Bank may utilize FHLB – San Francisco advances for part of its liquidity needs. As of September 30, 2026, borrowings with the FHLB – San Francisco totaled $172.0 million. Financing availability at the FHLB – San Francisco is limited to 35 percent of total assets, resulting in a remaining borrowing capacity of $239.1 million with available collateral of $340.0 million at September 30, 2026. In addition, the Bank had a $175.1 million discount window facility at the FRB of San Francisco, collateralized by investment securities and single-family loans with a total balance of $304.4 million. As of September 30, 2026, the Bank also had a $50.0 million federal funds borrowing arrangement with its correspondent bank. No advances were outstanding under either the FRB discount window or the correspondent bank facility as of September 30, 2026.

The Bank maintains borrowing relationships with both the FHLB-San Francisco and the FRB of San Francisco, and regularly reviews and updates its available borrowing capacity to ensure funds can be accessed on a timely basis to meet liquidity needs. Collateral pledged to both facilities is monitored and maintained at levels sufficient to support the Bank’s contingency liquidity requirements. Total aggregate borrowing capacity available under these facilities was approximately $464.2 million at September 30, 2026.

Regulations require the Bank to maintain adequate liquidity to assure safe and sound operations. The Bank’s average total liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2026 was 8.0 percent, up from 7.1 percent for the quarter ended June 30, 2026.

On January 22, 2026, the Board of Directors authorized a stock repurchase plan for up to five percent of the Corporation’s common stock, or 318,875 shares. The Corporation could purchase shares periodically in the open market or through privately negotiated transactions, subject to market conditions, the Corporation’s capital requirements, available cash, and other relevant factors. The plan expires on January 22, 2027. As of September 30, 2026, a total of 88,174 shares remained available for future purchase under the Corporation’s January 2026 repurchase program. On October 22, 2026, the Board of Directors authorized a new stock repurchase plan for up to 305,477 shares, or approximately five percent of the Corporation’s outstanding common stock. The new plan will commence upon the earlier of the completion of the January 2026 plan or its expiration on January 22, 2027, and will remain in effect for one year following the commencement of the plan. Repurchases under the new plan will be subject to market conditions, the Corporation’s capital requirements, available cash, and other relevant factors.

Provident Financial Holdings is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Provident Financial Holdings’ primary sources of funds consist of capital raised through dividends or capital distributions from the Bank, although there are general regulatory restrictions on the ability of the Bank to pay dividends. Future dividend payments are subject to the Board’s discretion and applicable regulatory restrictions. The Corporation currently pays quarterly cash dividends on its common stock which may be modified, suspended, or terminated at any time. Our current quarterly common stock dividend rate is $0.14 per share, which is intended to balance the Corporation’s objectives of supporting the Bank’s operations and returning cash to shareholders. Assuming continued cash dividend payments during fiscal 2027 at $0.14 per share, our average total dividend paid each quarter would be approximately $868,000 based on the number of outstanding shares at September 30, 2026. At September 30, 2026, the Corporation (on an unconsolidated basis) had liquid assets of $13.7 million.

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

At September 30, 2026, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at September 30, 2026 under the regulations of the OCC. As a bank holding company registered with the Federal Reserve, Provident Financial Holdings, Inc. is also subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

The Bank’s actual and required minimum capital amounts and ratios at the dates indicated are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

Provident Savings Bank, F.S.B.:

As of September 30, 2026
Tier 1 leverage capital (to adjusted average assets)	$111,698	9.25%	$48,295	4.00%	$60,369	5.00%
CET1 capital (to risk-weighted assets)	$111,698	17.36%	$45,046	7.00%	$41,829	6.50%
Tier 1 capital (to risk-weighted assets)	$111,698	17.36%	$54,699	8.50%	$51,482	8.00%
Total capital (to risk-weighted assets)	$118,378	18.40%	$67,570	10.50%	$64,352	10.00%

As of June 30, 2026
Tier 1 leverage capital (to adjusted average assets)	$122,754	10.30%	$47,691	4.00%	$59,614	5.00%
CET1 capital (to risk-weighted assets)	$122,754	19.41%	$44,274	7.00%	$41,112	6.50%
Tier 1 capital (to risk-weighted assets)	$122,754	19.41%	$53,762	8.50%	$50,599	8.00%
Total capital (to risk-weighted assets)	$128,657	20.34%	$66,412	10.50%	$63,249	10.00%

(1)	Inclusive of the capital conservation buffer of 2.50% for Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital ratios.

In addition to the minimum Tier 1, CET1 and Total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At September 30, 2026, the Bank’s capital exceeded the conservation buffer.

If the Bank does not have the ability to pay dividends to the Corporation, the Corporation may be limited in its ability to pay dividends to its stockholders. The Bank may not declare or pay a cash dividend if the effect thereafter would cause its net worth to be reduced below the regulatory capital requirements imposed by federal regulation. On September 30, 2026, the Bank paid a $13.0 million cash dividend to the Holding Company.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2026	2026	2025

Loans serviced for others (in thousands)	$32,443	$31,792	$36,032

Book value per share	$20.24	$20.15	$19.72

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

Using an internal interest rate risk model, the Corporation is able to analyze the Bank’s interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet commitments, if any. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -300, -200, -100, +100, +200 and +300 basis points (“bp”) with no consideration given to steps that management might take to counter the effect of the interest rate movement. As of September 30, 2026, the targeted federal funds rate range was 3.75% to 4.00%.

The following table is derived from the internal interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2026 (dollars in thousands).

	Net		Portfolio	NPV as Percentage
Basis Points ("bp")	Portfolio	NPV	Value of	of Portfolio Value	Sensitivity
Change in Rates	Value	Change(1)	Assets	Assets(2)	Measure(3)
+300 bp	$145,652	$(17,930)	$1,233,318	11.81%	-116	bp
+200 bp	$158,006	$(5,576)	$1,248,803	12.65%	-32	bp
+100 bp	$164,006	$424	$1,257,977	13.04%	7	bp
Base Case	$163,582	$—	$1,260,771	12.97%	0
-100 bp	$184,670	$21,088	$1,285,123	14.37%	140	bp
-200 bp	$177,299	$13,717	$1,281,061	13.84%	87	bp
-300 bp	$166,195	$2,613	$1,273,316	13.05%	8	bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change to the NPV at September 30, 2026 (“base case”).
(2)	Derived from the NPV divided by the portfolio value of assets.
(3)	Derived from the change in the NPV as a Percentage of Portfolio Value Assets from the base case ratio assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the interest rate risk model and presents the change in the NPV at a +200 basis point rate shock at September 30, 2026 and a -200 basis point rate shock at June 30, 2026, each of which was determined to be the scenario having the greatest adverse impact on the Corporation’s interest rate risk exposure among the -200, -100, +100 and +200 bp rate shock scenarios.

	At September 30, 2026		At June 30, 2026
	(+200 bp rate shock)		(-200 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.97%		13.05%
Post-Shock NPV Ratio: NPV as a % of PV Assets	12.65%		11.80%
Sensitivity Measure: Change in NPV Ratio	-32	bp	-125	bp

The Bank’s interest rate risk profile remained stable during the first three months of fiscal 2027, as evidenced by both the pre-shock and post-shock NPV ratios. The pre-shock NPV ratio decreased eight basis points to 12.97 percent at September 30, 2026 from 13.05 percent at June 30, 2026, while the post-shock NPV ratio increased 85 basis points to 12.65 percent at September 30, 2026 from 11.80 percent at June 30, 2026. These changes were primarily attributable to a $13.0 million cash dividend distribution from the Bank to Provident Financial Holdings in September 2026, partly offset by the net income in the first three months of fiscal 2027, the changes in market interest rates and the composition of the balance sheet. The Bank’s NPV sensitivity measure, which reflects the most severe change in economic value of equity between +/-200 basis point rate shock, decreased to 32 basis points at September 30, 2026 from 125 basis points at June 30, 2026. The overall results indicate a strong capital position and resilience to changes in interest rates, consistent with the Corporation’s risk management strategy.

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

The following table represents the interest rate gap analysis of the Corporation’s assets and liabilities as of September 30, 2026:

	Term to Contractual Repricing, Estimated Repricing, or Contractual
	Maturity(1)
	As of September 30, 2026
		Greater than	Greater than	Greater than
	12 months or	1 year to 3	3 years to	5 years or
(Dollars In Thousands)	less	years	5 years	non-sensitive	Total

Repricing Assets:
Cash and cash equivalents	$47,077	$—	$—	$6,168	$53,245
Investment securities	4,470	—	—	80,779	85,249
Loans held for investment	321,517	208,852	207,617	298,709	1,036,695
FHLB – San Francisco stock and other equity investments	10,658	—	—	—	10,658
Other assets	4,422	—	—	19,671	24,093
Total assets	$388,144	$208,852	$207,617	$405,327	$1,209,940

Repricing Liabilities and Equity:
Checking deposits - noninterest-bearing	$—	$—	$—	$85,351	$85,351
Checking deposits - interest bearing	33,437	66,873	66,873	55,728	222,911
Savings deposits	43,139	86,278	86,278	—	215,695
Money market deposits	10,964	10,963	—	—	21,927
Time deposits	328,093	20,851	2,684	216	351,844
Borrowings	127,000	45,039	—	—	172,039
Other liabilities	1,360	—	—	13,376	14,736
Stockholders' equity	—	—	—	125,437	125,437
Total liabilities and stockholders' equity	$543,993	$230,004	$155,835	$280,108	$1,209,940

Repricing gap (negative) positive	$(155,849)	$(21,152)	$51,782	$125,219	$—
Cumulative repricing gap:
Dollar amount	$(155,849)	$(177,001)	$(125,219)	$—	$—
Percent of total assets	(13)%	(15)%	(10)%	—%	—%

(1)	Cash and cash equivalents are presented as estimated repricing; investment securities and loans held for investment are presented as contractual maturities or contractual repricing (without consideration for prepayments); FHLB - San Francisco stock and other equity investments are presented as contractual repricing; transaction accounts (checking, savings and money market deposits) are presented as estimated repricing; while time deposits (without consideration for early withdrawals) and borrowings are presented as contractual maturities.

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet accounting for, among other items:

●	The Bank’s current balance sheet and repricing characteristics;
●	Forecasted balance sheet growth consistent with the business plan;
●	Current interest rates and yield curves and management estimates of projected interest rates;
●	Embedded options, interest rate floors, periodic caps and lifetime caps;
●	Repricing characteristics for market rate sensitive instruments;
●	Loan, investment security, deposit and borrowing cash flows;
●	Loan prepayment estimates for each type of loan; and
●	Immediate, permanent and parallel movements in interest rates of +300, +200 and +100, and -100, -200 and -300 basis points.

The following table presents the results of the Bank’s net interest income sensitivity analysis at September 30, 2026 and June 30, 2026.

At September 30, 2026		At June 30, 2026
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+300 bp	-7.62%	+300 bp	-5.66%
+200 bp	-3.11%	+200 bp	-1.14%
+100 bp	-0.16%	+100 bp	+1.44%
-100 bp	-2.55%	-100 bp	-3.18%
-200 bp	-5.81%	-200 bp	-4.63%
-300 bp	-7.91%	-300 bp	-6.35%

At September 30, 2026, the Bank’s net interest income sensitivity analysis indicated that projected net interest income would decline under both rising and falling interest rate scenarios over the subsequent 12-month period. However, the projected declines were generally smaller under rising-rate scenarios than under comparable falling-rate scenarios, reflecting the effects of embedded rate caps and other factors.

At June 30, 2026, the Bank was in a slightly asset sensitive position as its interest-earning assets were expected to reprice more favorably than its interest-bearing liabilities during the subsequent 12-month period. The model projects an increase in net interest income under the +100 basis point scenario, but decreases under the +200 and +300 basis point scenarios, reflecting the effects of embedded rate caps and other factors. The model also projects decreases in net interest income under all falling-rate scenarios.

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

ITEM 4 – Controls and Procedures.

(a)    An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2026 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a 15(f) of the Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of the Corporation’s 2026 Annual Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.

(c)	The table below represents the Corporation’s purchases of its equity securities for the first quarter of fiscal 2027.

					Maximum
				Total Number of	Number of Shares
				Shares Purchased as	that May Yet Be
	Total Number of		Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased		Paid per Share	Announced Plan	the Plan(2)
July 1, 2026 – July 31, 2026	—		$—	—	174,605
August 1, 2026 – August 31, 2026	56,052	(1)	$18.07	50,200	124,405
September 1, 2026 – September 30, 2026	36,231		$18.62	36,231	88,174
Total	92,283		$18.29	86,431	88,174

(1)	Includes 5,852 shares of vested restricted stock surrendered by employees in August 2026 to satisfy their tax withholding obligations. These shares were not purchased under the publicly announced plan.
(2)	On January 22, 2026, the Board of Directors authorized a stock repurchase plan for up to 318,875 shares, or 5%, of the Corporation’s common stock. The plan expires on January 22, 2027. As of September 30, 2026, 88,174 shares, or approximately 28% of the shares authorized under the plan, remained available for repurchase. On October 22, 2026, the Corporation announced that its Board of Directors had authorized a new stock repurchase plan for up to 305,477 shares, or approximately 5%, of the Corporation’s outstanding common stock. The new plan will begin upon the earlier of the completion of the January 2026 plan or that plan’s expiration on January 22, 2027, and will expire on 12-months following the commencement of the plan. Under the new plan, the Corporation may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on market conditions, the Corporation’s capital requirements, the cash available for repurchases, and other considerations.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Trading Plans. During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

3.2	Amended and Restated Bylaws of Provident Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K filed with the SEC on November 30, 2022)

4.1	Form of Certificate of Provident’s Common Stock (incorporated by reference to the Corporation’s Registration Statement on Form S-1 (333-2230) filed with the SEC on March 11, 1996)

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

10.3

Form of Severance Agreement with Avedis Demirdjian, Peter C. Fan, Glee A. Harris, Robert “Scott” Ritter, Michael S. Van Stockum and Gwendolyn L. Wertz (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on May 23, 2025)

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Stockholders’ Equity; (5) Condensed Consolidated Statements of Cash Flows; and (6) Selected Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: November 6, 2026	/s/ Donavon P. Ternes
Donavon P. Ternes
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 6, 2026	/s/ Peter C. Fan
Peter C. Fan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)